Form 10-Q
period 2004-07-02
DA LITE SCREEN COMPANY INC
filed 2004-08-16
CIK 881665

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 2, 2004

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from              to

Commission File Number 333-116673

DA-LITE SCREEN COMPANY, INC.

(Exact Name of Registrant as Specified in its Charter)

Indiana	35-1013951
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification Number)

3100 North Detroit Street, P.O. Box 137 Warsaw, Indiana	46581-0137
(Address of Principal Executive Offices)	(Zip Code)

Registrant’s telephone number, including area code: (574) 267-8101

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☐    No  ☒

Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2).    Yes  ☐    No  ☒

i

PART I

FINANCIAL INFORMATION

Item 1. Financial Statements.

DA-LITE SCREEN COMPANY, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(Dollars in thousands, except share amounts)

	December 26, 2003	July 2, 2004
		(unaudited)
Assets
Current assets:
Cash and cash equivalents	$1,263	$10,918
Accounts receivable, less allowance for doubtful accounts	16,051	17,786
Inventories	10,222	11,767
Prepaid expenses	484	278

Total current assets	28,020	40,749

Property, plant, and equipment	44,192	48,904
Less accumulated depreciation	26,318	28,201

Net property, plant, and equipment	17,874	20,703

Goodwill, less accumulated amortization	25,977	25,908
Other assets, net	649	5,953

	$72,520	$93,313

Liabilities and Stockholders’ Equity
Current liabilities:
Current maturities of long-term debt and notes payable	$4,100	$—
Accounts payable	4,019	6,618
Checks written in excess of bank balance	824	—
Total accrued expenses	5,341	7,120

Total current liabilities	14,284	13,738
Long-term debt, net of current maturities	13,750	160,000
Minority interest	942	1,070

Total liabilities	28,976	174,808

Stockholders’ (deficit) equity:
Common stock, $1 par value. Authorized 1,000,000 shares; issued 10,686 shares	11	11
Additional paid-in capital	11,172	13,350
Retained earnings (deficit)	55,229	(72,560)
Accumulated other comprehensive income	1,156	1,197
Less treasury stock, 5,357.08 shares at July 2, 2004 and 5,479.48 shares at December 26, 2003 at cost	(24,024)	(23,493)

Total stockholders’ (deficit) equity	43,544	(81,495)
Commitments (note 8)

	$72,520	$93,313

The accompanying notes are an integral part of these consolidated financial statements.

DA-LITE SCREEN COMPANY, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS

(Dollars in thousands, except per share amounts, unaudited)

	13 weeks ended		26 weeks ended June 27, 2003	27 weeks ended July 2, 2004
	June 27, 2003	July 2, 2004
Net sales	$30,881	$38,381	$62,611	$77,461
Cost of sales	18,873	20,927	37,255	42,664

Gross profit	12,008	17,454	25,356	34,797
Selling, general, and administrative expenses	3,435	5,927	7,400	10,504
Depreciation and amortization	935	995	1,944	1,956

Operating income	7,638	10,532	16,012	22,337

Other expense:
Interest	504	2,515	1,034	2,733
Minority interest	35	64	79	128
Miscellaneous, net	16	(3)	13	172

Total other expense	555	2,576	1,126	3,033

Income before income taxes	7,083	7,956	14,886	19,304
Income taxes	402	684	891	1,411

Net income	$6,681	$7,272	$13,995	$17,893

Basic earnings per share	$1,283.20	$1,372.35	$2,688.05	$3,398.87

Basic weighted-average shares outstanding	5,206.52	5,298.92	5,206.38	5,264.40

Diluted earnings per share	$1,277.32	$1,367.17	$2,675.73	$3,385.96

Diluted weighted-average shares outstanding	5,230.49	5,319.00	5,230.35	5,284.48

The accompanying notes are an integral part of these consolidated financial statements.

DA-LITE SCREEN COMPANY, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS

(Dollars in thousands, unaudited)

	26 weeks ended June 27, 2003	27 weeks ended July 2, 2004
Cash flows from operating activities:
Net income	$13,995	$17,893

Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	1,944	1,956
Amortization of debt issuance costs	66	640
Change in:
Accounts receivable	(1,436)	(2,406)
Inventories	(1,144)	(1,579)
Prepaid expenses	(48)	205
Other assets	12	129
Accounts payable	313	3,248
Accrued expenses	(228)	2,032
Other	15	20

Total adjustments	(506)	4,245

Net cash provided by operating activities	13,489	22,138

Cash flows from investing activities:
Purchase of property, plant, and equipment	(1,673)	(4,841)

Net cash used in investing activities	(1,673)	(4,841)

Cash flows from financing activities:
Increase (decrease) in checks written in excess of bank balance	(484)	(824)
Proceeds from (payments on) revolving credit facility	300	(600)
Proceeds from Senior Notes		160,000
Payments on long-term debt	(500)	(17,250)
Distributions to stockholders	(11,894)	(145,682)
Payments of financing costs	—	(5,989)
Proceeds from issuance of common stock	—	2,711

Net cash used in financing activities	(12,578)	(7,634)

Effect of foreign currency exchange rate changes on cash and cash equivalents	64	(8)

Net change in cash and cash equivalents	(698)	9,655
Cash and cash equivalents at beginning of period	698	1,263

Cash and cash equivalents at end of period	$—	$10,918

The accompanying notes are an integral part of these consolidated financial statements.

DA-LITE SCREEN COMPANY, INC. AND SUBSIDIARIES

NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS

1. Basis of Presentation

The financial data presented herein is unaudited and should be read in conjunction with the consolidated financial statements and accompanying notes included in the Form S-4 Registration Statement filed by Da-Lite Screen Company, Inc. (together with all its subsidiaries, the “Company”). In the opinion of management, the accompanying unaudited consolidated financial statements include all of the adjustments necessary for a fair presentation of the financial position, results of operations and cash flows for the interim periods presented. All intercompany accounts and transactions have been eliminated. Results for interim periods should not be considered indicative of results for the full year.

The Company uses a 52- or 53-week fiscal year ending on the last Friday of December. The second quarters of 2003 and 2004 were each 13-week periods and the first halves of 2003 and 2004 were 26-week and 27-week periods, respectively. The Company’s 2003 fiscal year was a 52-week period and the 2004 fiscal year will be a 53-week period.

2. Critical Accounting Policies and Estimates

The preparation of financial statements in accordance with accounting principles generally accepted in the United States of America requires that management make a number of assumptions and estimates that affect the reported amounts of assets, liabilities, revenue and expenses in the consolidated financial statements and accompanying notes. Management bases its estimates on historical experience and various other assumptions believed to be reasonable. Although these estimates are based on management’s best knowledge of current events and actions that may impact us in the future, actual results may differ from these estimates and assumptions. Our critical accounting policies are those that affect our consolidated financial statements materially and involve a significant level of judgment by management.

Revenue Recognition — We recognize revenue when we have received an order from a customer, product has been shipped FOB shipping point, the sales price is fixed or determinable and the collectibility of sales price is reasonably assured.

Allowance for Doubtful Accounts — The financial status of customers is routinely checked and monitored by us when granting credit. We provide an allowance for doubtful accounts based upon historical experience and management’s analysis of past-due accounts.

Goodwill — Goodwill represents the excess of purchase price over the fair value of identifiable net assets acquired. Prior to 2002, goodwill was amortized on a straight-line basis over periods of 15 to 40 years. Effective January 1, 2002, we adopted the provisions of SFAS No. 142, Accounting for Goodwill and Other Intangible Assets. With the adoption of SFAS No. 142, goodwill is no longer subjected to amortization and we test, at least annually or when events or changes in circumstances occur, goodwill for impairment to determine whether its carrying value exceeds its implied fair value.

3. Issuance of $160,000,000 of 9 1/2% Senior Notes Due 2011

The Company issued $160 million of 9 1/2% senior unsecured notes in a private offering during the second quarter of 2004 to retire approximately $15.0 million of indebtedness outstanding under a then-existing credit facility, to pay a special distribution to shareholders of approximately $134.6 million and for general corporate purposes. We may redeem any of the notes beginning on May 15, 2007 with an initial redemption price of 109.500% of their principal amount, plus accrued interest. In addition, before May 15, 2007, we may redeem up to 35% of the notes at a redemption price of 109.500% of their principal amount plus accrued interest, using the proceeds from sales of certain kinds of our capital stock. Interest is payable semi-annually in arrears on May 15 and November 15 of each year, beginning on November 15, 2004.

The Company registered with the Securities and Exchange Commission (the “SEC”) $160 million of new 9 1/2% Senior Notes due 2011, which have substantially identical terms to the Company’s outstanding 9 1/2% Senior Notes due 2011, pursuant to a Registration Statement on Form S-4 which was declared effective by the SEC on August 2, 2004. On August 10, 2004, the Company commenced an offer to exchange its outstanding 9 1/2% Senior Notes due 2011 for the new 9 1/2% Senior Notes due 2011 which have been registered with the SEC. The Company currently expects this exchange offer to expire on September 8, 2004.

4. Earnings Per Share

The following table reconciles the diluted shares used in computing earnings per share:

	13 weeks ended June 27, 2003	13 weeks ended July 2, 2004	26 weeks ended June 27, 2003	27 weeks ended July 2, 2004
Basic average common share outstanding	5,206.52	5,298.92	5,206.38	5,264.40
Effect of dilutive securities	23.97	20.08	23.97	20.08

Diluted average common shares outstanding	5,230.49	5,319.00	5,230.35	5,284.48

There were no anti-dilutive securities outstanding at July 2, 2004 or June 27, 2003.

5. Inventories

The following table summarizes the Company’s consolidated inventories at the end of fiscal year 2003 and at the end of second quarter 2004 (in thousands):

	December 26, 2003	July 2, 2004
Raw materials	$5,120	$6,848
Work in progress	2,049	1,569
Finished goods	3,053	3,350

Inventories	$10,222	$11,767

6. Comprehensive Income

The following table summarizes the Company’s comprehensive income at the end of the stated periods in 2003 and 2004 (in thousands):

	13 weeks ended June 27, 2003	13 weeks ended July 2, 2004	26 weeks ended June 27, 2003	27 weeks ended July 2, 2004
Net earnings	$6,681	$7,272	$13,995	$17,893

Other comprehensive income (loss)
Foreign currency translation	868	436	1,588	(71)
Interest rate hedges	0	0	0	244

Total other comprehensive income (loss)	868	436	1,588	173

Comprehensive income	$7,549	$7,708	$15,583	$18,066

7. Segment Information

The Company primarily manufactures front projection screens and other meeting room equipment, which are sold throughout the United States and Europe. Based on its operations, the Company has established two reportable segments: United States and Europe. The United States segment includes the operations of Da-Lite Screen Company, Inc. (“Da-Lite”) in 2004 and Da-Lite and Visual Structures, Inc. (“VSI”) in 2003. VSI has been liquidated. The Europe segment includes the operations of Projecta, B.V., a Netherlands limited liability company which is 95.24% owned by Da-Lite, and its wholly-owned subsidiary Procolor S.A., a French corporation, for both 2004 and 2003. All significant intersegment transactions have been eliminated within the segments.

The following table presents financial information by segment for the periods stated (in thousands):

	13 weeks ended June 27, 2003	13 weeks ended July 2, 2004	26 weeks ended June 27, 2003	27 weeks ended July 2, 2004
Net sales
United States	$25,189	$30,705	$50,605	$61,793
Europe	5,692	7,676	12,006	15,668

Total net sales	$30,881	$38,381	$62,611	$77,461

Operating income
United States	$6,456	$10,226	$13,407	$19,942
Europe	1,182	2,016	2,605	4,105

Total operating income	$7,638	$12,242	$16,012	$24,047

8. Commitments and Contingencies

The Company leases production space and equipment under noncancelable operating leases. Some of the Company’s leases provide that the Company pays taxes, insurance, maintenance, and other operating expenses. Rent expense under operating leases totaled $50,000 and $13,000 in the second quarter of 2003 and 2004, respectively. Rent expense under operating leases totaled $119,000 and $23,000 in the first half of 2003 and 2004, respectively. The reductions in rent expense from the previous year were primarily related to the closing of a subsidiary in the fourth quarter of 2003. At July 2, 2004, the Company did not have any significant commitments in excess of one year under noncancelable operating leases.

The Company has entered into an agreement as part of the construction of a new facility in the Netherlands. The Company estimates it will have capital expenditures of approximately $4,000,000 in 2004 related to the construction of this new facility.

The Company is involved in certain legal proceedings in the ordinary course of business. Management believes that all of the Company’s pending litigation is routine in nature and that none of this litigation is likely to have a material adverse effect on the Company.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Forward Looking Statements

This quarterly report on Form 10-Q contains certain statements that may be deemed to be forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. All statements, other than statements of historical facts, included in this report are forward-looking statements. When used in this report, the words “may,” “will,” “should,” “would,” “anticipate,” “estimate,” “expect,” “plan,” “believe,” “predict,” “potential,” “intend,” and similar expressions are intended to identify forward-looking statements. Forward-looking statements are subject to risks and uncertainties that could cause actual results to differ materially from those projected. These risks and uncertainties include, but are not limited to, changes in sales or industry trends, competition, retention of senior management and other key personnel, availability of materials or components, ability to make continued product innovations, casualty or work stoppages at our facilities and currency exchange rates. Forward-looking statements are based on assumptions and assessments made by our management in light of their experience and their perception of historical trends, current conditions, expected future developments and other factors they believe to be appropriate. Readers of this report are cautioned not to place undue reliance on these forward-looking statements, as there can be no assurance that these forward-looking statements will prove to be accurate. We undertake no obligation to update any forward-looking statements. This cautionary statement is applicable to all forward-looking statements contained in this report.

Overview

We are the world’s leading manufacturer and distributor of projection screens based on our internal estimates of market share. Front projection screens are our main product line. Our main types of projection screens are (1) electric screens, which have the ability to be concealed in the ceiling or hung on a wall, (2) wall screens and (3) portable screens that can easily be set up and removed. We also sell custom designed rear projection systems and complementary presentation products such as lecterns, easels, audiovisual carts, monitor mounts and conference cabinets.

Results of Operations

Thirteen Weeks Ended July 2, 2004, Compared with Thirteen Weeks Ended June 27, 2003

Net Sales. Our net sales were $38.4 million for the second quarter of 2004, as compared to net sales of $30.9 million for the second quarter of 2003, an increase of $7.5 million or 24.3%. Improved economic conditions in North America during the first half of 2004 as compared to 2003 contributed to this growth as we realized sales increases in all of our product lines. In the U.S., electric screen sales increased $1.8 million, wall screen sales increased $1.9 million, and portable screen sales increased $1.9 million. Sales of our European subsidiaries increased $2.0 million or 34.7%, with the stronger Euro accounting for $0.6 million of that increase.

Cost of Sales. The cost of sales was $20.9 million for the second quarter of 2004, as compared to $18.9 million for the second quarter of 2003, an increase of $2.0 million, or 10.9%. As a percentage of net sales, the cost of sales represented 54.5% and 61.1% for the second quarter of 2004 and the second quarter of 2003, respectively. This constitutes a 6.6 percentage point improvement in margins and results from a combination of the increased sales of higher margin products and greater productivity at our Warsaw plant.

Selling, General and Administrative Expenses. Selling, general and administrative expenses were $5.9 million in the second quarter of 2004, as compared to $3.4 million for the second quarter of 2003. In the second quarter of 2004, we incurred a non-cash compensation expense of $1.7 million related to an employee’s exercise of 40 options of common stock at less than the original exercise price as per an employment agreement entered into during the second quarter of 2004. Marketing expense increased $0.1 million as we expanded our market coverage in the home theater and on-line distributor markets. Commission expense increased by $0.1 million as a result of increased sales. Bad debt expense increased by $0.1 million, primarily due to bankruptcies in our dealer/distributor base. Selling, general and administrative expenses in our European subsidiaries increased $0.4 million of which $0.1 million was the result of the strengthening Euro.

Depreciation and Amortization. Depreciation and amortization was $1.0 million for the second quarter of 2004 and $0.9 million for the second quarter of 2003.

Interest. Interest expense totaled $2.5 million for the second quarter of 2004, as compared to $0.5 million for the second quarter of 2003, an increase of $2.0 million. This increase was a direct result of the interest on $160 million of 9 1/2% senior debt issued in May, 2004. Interest expense will be substantially higher for the remainder of 2004 and succeeding periods as a result of the issuance of this debt.

Miscellaneous, net. Miscellaneous, net was $0.0 million for the second quarter of 2004, as compared to $0.0 million for the first quarter of 2003.

Twenty-Seven Weeks Ended July 2, 2004, Compared with Twenty-Six Weeks Ended June 27, 2003

Net Sales. Our net sales were $77.5 million for the first half of 2004, as compared to net sales of $62.6 million for the first half of 2003, an increase of $14.9 million or 23.7%. Improved economic conditions in North America during the first half of 2004 as compared to 2003 contributed to this growth as we realized increases in all of our product lines. Results in the first half of 2004 also benefited from the 2004 period being a 27-week period as compared to a 26-week period in 2003. In the U.S., electric screen sales increased $3.9 million, wall screen sales increased $3.5 million, and portable screen sales increased $3.4 million. Sales of our European subsidiaries increased $3.7 million or 30.5%, with the stronger Euro accounting for $1.6 million of that increase.

Cost of Sales. The cost of sales was $42.7 million for the first half of 2004, as compared to $37.3 million for the first half of 2003, an increase of $5.4 million, or 14.5%. As a percentage of net sales, the cost of sales represented 55.1% and 59.5% for the first half of 2004 and the first half of 2003, respectively. This constitutes a 4.4 percentage point improvement in margins resulting from a combination of the increased sales of higher margin products and greater productivity at our Warsaw plant.

Selling, General and Administrative Expenses. Selling, general and administrative expenses were $10.5 million for the first half of 2004, as compared to $7.4 million for the first half of 2003. In the second quarter of 2004, we incurred a non-cash compensation expense of $1.7 million related to an employee’s exercise of 40 options of common stock at less than the original exercise price as per an employment agreement entered into during the second quarter of 2004. Marketing expense increased $0.2 million as we expanded our market coverage in the home theater and on-line distributor markets. Commission expense increased by $0.3 million as a result of increased sales. Bad debt expense increased by $0.1 million, primarily due to bankruptcies in our dealer/distributor base. Selling, general and administrative expenses in our European subsidiaries increased $0.6 million of which $0.3 million was the result of the strengthening Euro.

Depreciation and Amortization. Depreciation and amortization was $2.0 million and $1.9 million for the first half of 2004 and 2003, respectively.

Interest. Interest expense totaled $2.7 million for the first half of 2004, as compared to $1.0 million for the first half of 2003, an increase of $1.7 million. This increase was a direct result of the interest on $160 million of 9 1/2% senior debt issued on May 15, 2004. Interest expense will be substantially higher for the remainder of 2004 and succeeding periods as a result of the issuance of this debt.

Miscellaneous, net. Miscellaneous, net was $0.2 million for the first half of 2004 as compared to $0.0 million for the first half of 2003, an increase of $0.2 million.

EBITDA

EBITDA was $11.5 million for the 13 weeks ended July 2, 2004 as compared to $8.5 million for the 13 weeks ended June 27, 2003, an increase of $3.0 or 34.5%. EBITDA was $24.0 million for the 27 weeks ended July 2, 2004 as compared to $17.9 million for the 26 weeks ended June 27, 2003, an increase of $6.1 or 34.3%. EBITDA is a common alternative measure used by investors and financial analysts. We calculate EBITDA as net income before income taxes, interest and depreciation, amortization and impairment loss. EBITDA is a non-GAAP measure of operations we use to evaluate the financial performance of our business generally and assess its cash flow generating abilities. EBITDA should not be considered in isolation from, and is not presented as an alternative measure of, operating income (loss) or cash provided by operating activities as determined under generally accepted accounting principles, or GAAP. The calculation of EBITDA may vary among companies. The following table reconciles the computation of EBITDA, as compared to net income for the periods indicated:

	13 weeks ended June 27, 2003	13 weeks ended July 2, 2004	26 weeks ended June 27, 2003	27 weeks ended July 2, 2004
	(dollars in millions)
Net income	$6.7	$7.3	$14.0	$17.9
Income taxes	0.4	0.7	0.9	1.4
Interest	0.5	2.5	1.1	2.7
Depreciation, amortization and impairment loss	0.9	1.0	1.9	2.0

EBITDA	$8.5	$11.5	$17.9	$24.0

Liquidity and Capital Resources

We have been able to fund our working capital requirements, our capital expenditures and our distributions to shareholders primarily with cash generated from operations. Temporary capital requirements in the first half of each year to fund distributions to our shareholders for tax payments have been funded through our revolving credit facility. In the second quarter of 2004 we issued $160 million of 9 1/2% senior notes and used the proceeds to retire approximately $15.0 million of outstanding indebtedness under our then-existing credit facility, to pay a special distribution to our shareholders of approximately $134.6 million and for general corporate purposes. Depending on our expected cash needs, prevailing prices of the senior notes and other factors, we may purchase some senior notes from time to time in the open market or otherwise.

Cash Flows

For the first half of 2004, cash provided by operating activities was $22.1 million, as compared to $13.5 million for the first half of 2003, an increase of $8.6 million or 63.7%. Cash used in investing activities was $4.8 million for the first half of 2004, as compared to $1.7 million, all of which in both periods represented capital expenditures. Cash used in financing activities was $7.6 million for the first half of 2004, as compared to $12.6 million for the first half of 2003. A cash inflow of $160 million, related to the issue of senior debt, was substantially offset by a special dividend to shareholders and payment of financing costs.

Interest expense will increase substantially as a result of the issuance of the $160 million in senior debt. We believe that the cash generated by our operations will be sufficient to cover this interest expense as well as to fund planned capital expenditures, although there can be no assurances in this regard.

Liquidity

We believe the principal indicators of our liquidity are our cash position, remaining availability under our bank credit facilities and excess working capital. On July 2, 2004, our cash position was $10.9 million, an increase of $9.6 million from December 26, 2003. In addition, $5.0 million was available on our unsecured revolving credit facility, and our working capital position improved to $27.0 million (including $10.9 million of cash and cash equivalents) at July 2, 2004, from $13.7 million (including $1.3 million of cash and cash equivalents) at December 26, 2003.

In May, 2004, we issued $160 million in senior unsecured notes at 9 1/2% due 2011 with interest payable on May 15 and November 15 of each year. The notes are redeemable beginning on May 15, 2007 with an initial redemption price of 109.500% of their principal amount, plus accrued interest. In addition, before May 15, 2007 we may redeem up to 35% of the notes at a redemption price of 109.500% of their principal amount plus accrued interest, using the proceeds of sales of certain kinds of our capital stock.

We retired the outstanding $15.0 million balance of a $40.0 million senior secured credit facility in May 2004 using a portion of the proceeds from the issuance of $160 million in senior unsecured notes and established a new $5 million unsecured revolving credit facility with a term of two years.

At July 2, 2004, our Dutch subsidiary, Projecta, had a line of credit, with maximum possible borrowings equal to approximately 1.5 million Euros or certain percentages of Projecta’s eligible accounts receivable and inventory. This facility is secured by Projecta’s accounts receivable and inventory. No borrowings were outstanding under the line of credit at July 2, 2004.

Regular profit distributions to shareholders have been suspended from the time of debt issuance through the remainder of 2004 to build some financial flexibility, but may be resumed in 2005 subject to the covenants contained in the indenture relating to the notes.

Capital Expenditures

Our capital expenditures were $4.9 million in the first half of 2004 and $1.7 million the first half of 2003. We currently expect to spend approximately $7.0 million in capital expenditures in 2004, including approximately $4.0 million of expenditures relating to the construction of our new 160,000 square foot facility in The Netherlands. The major capital expenditures in the first half of 2004 are related to construction of the facility in The Netherlands.

Contractual Obligations

The following table sets forth, as of July 2, 2004, certain of our contractual obligations:

	Payments due by period
Contractual Obligations	Total	Less than 1 Year	1-3 years	3-5 years	More than 5 years
	(in millions)
Interest and Principal Payments for Senior Debt	$266.4	$15.2	$30.4	$30.4	$190.4
Purchase Obligation (1)	0.7	0.7	0.0	0.0	0.0

Total	$267.1	$15.9	$30.4	$30.4	$190.4

(1)	Represents the remaining commitment for the construction of a new facility in The Netherlands.

Distributions

We make distributions to our shareholders to pay estimated taxes relating to taxable income allocated to them by us on a quarterly basis. Tax-related distributions were $4.6 million and $6.9 million in the second quarter of 2004 and the first half of 2004, respectively. We also have been making additional regular monthly distributions to our shareholders, which have been paid to them through April 2004 at the monthly rate of $1.0 million in the aggregate. In May, we paid a special distribution to our shareholders of approximately $134.6 million ($25,500 per share). Although we will continue to make quarterly tax distributions to our shareholders, we do not plan to make any further regular monthly distributions during the remainder of 2004, and plan to consider resumption of monthly regular distributions in 2005, subject to the covenants contained in the indenture relating to the notes.

Inflation

We believe that inflation has not had a material effect on our results of operations.

Environmental

We have incurred, and in the future will continue to incur, expenditures for matters relating to environmental control, remediation, monitoring and compliance. We believe that compliance with current environmental laws and regulations is not likely to have a material adverse effect on our financial condition, results of operations or liquidity; however, environmental laws and regulations have changed rapidly in recent years and we may become subject to more stringent environmental laws and regulations in the future.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Concentration of Credit Risk

Financial instruments that potentially subject us to significant concentrations of credit risk consist primarily of cash and accounts receivable. We maintain cash and cash equivalents with a well-capitalized financial institution.

Our sales are not materially dependent on a single customer or a small group of customers. No one individual customer balance represents more than 10% of our total outstanding receivables as of July 2, 2004. Credit risk associated with our receivables is representative of the geographic, industry and customer diversity associated with our global business.

We also maintain credit controls in evaluating and granting consumer credit. As a result, we may require that customers provide some type of financial guarantee in certain circumstances.

Foreign Currency Risk

We routinely use forward exchange contracts to hedge raw material purchases from vendors outside of the country of purchase. Gains and losses on these contracts offset changes in the related foreign currency-denominated costs.

Interest Rate Risk

We do not have any variable rate debt outstanding and do not foresee the need to pursue additional debt financing at this time. Interest related to outstanding balances in our $5.0 million revolving credit facility is calculated at the prime rate and we had no outstanding borrowings on July 2, 2004.

Item 4. Controls and Procedures.

During the second quarter of 2004, we carried out an evaluation under the supervision and participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based upon that evaluation, our management, including our Chief Executive Officer and Chief Financial Officer, concluded that our disclosure controls and procedures were effective as of July 2, 2004.

PART II

OTHER INFORMATION

Item 2. Changes in Securities, Use of Proceeds and Issuer Purchases of Equity Securities.

During the second quarter of 2004, employees exercised options to purchase an aggregate of 89.4 shares of our common stock at an aggregate purchase price of $42,000. These transactions were exempt from registration pursuant to, among other things, Section 4(2) of the Securities Act of 1933, as amended, and Rule 701 thereunder.

Item 4. Submission of Matters to a Vote of Security Holders.

Our annual meeting of shareholders was held on May 18, 2004. Set forth below are the matters that were presented to and voted upon by our shareholders, and the results of such shareholders’ votes.

1. Election of directors.

Nominee	Votes For	Votes Withheld
James S. Cownie	5,278.52	—
James M. Hoak	5,278.52	—
Wayne Kern	5,278.52	—
Richard E. Lundin	5,278.52	—
David J. Lundquist	5,278.52	—
David N. Walthall	5,278.52	—

2. Approval of our Amended and Restated Articles of Incorporation to add Article IX relating to indemnification.

Votes For	Votes Against	Abstentions
5,278.52	—	—

Item 6. Exhibits and Reports on Form 8-K.

(a) Exhibits

Exhibit No.	Description
31.1	Certification of CEO pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of CFO pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of CEO pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of CFO pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(b) Reports on Form 8-K

None.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DA-LITE SCREEN COMPANY, INC.
(Registrant)

By:	/S/ Jerry C. Young
Jerry C. Young
Vice President – Finance and Chief Financial Officer
(Principal Financial and Accounting Officer)

Date: August 16, 2004

EXHIBIT INDEX

Exhibit No.	Description
31.1	Certification of CEO pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of CFO pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of CEO pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of CFO pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002