Form 10-Q
period 2004-10-01
DA-LITE SCREEN CO INC
filed 2004-11-09
CIK 881665

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended October 1, 2004

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

PART I

FINANCIAL INFORMATION

Item 1.	Financial Statements.

DA-LITE SCREEN COMPANY, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(Dollars in thousands, except share amounts, unaudited)

	December 26, 2003	October 1, 2004
Assets
Current assets:
Cash and cash equivalents	$1,263	$18,200
Accounts receivable, less allowance for doubtful accounts	16,051	17,541
Inventories	10,222	12,239
Prepaid expenses	484	219

Total current assets	28,020	48,199

Property, plant, and equipment	44,192	51,006
Less accumulated depreciation	26,318	29,071

Net property, plant, and equipment	17,874	21,935

Goodwill, less accumulated amortization	25,977	25,949
Deferred financing costs, net	537	5,642
Other assets, net	112	77

	$72,520	$101,802

Liabilities and Stockholders’ Equity
Current liabilities:
Current maturities of long-term debt and notes payable	$4,100	$—
Accounts payable	4,019	4,924
Checks written in excess of bank balance	824	593
Accrued expenses
Interest	311	5,606
Other	5,030	5,424

Total accrued expenses	5,341	11,030

Total current liabilities	14,284	16,547
Long-term debt, net of current maturities	13,750	160,000
Minority interest	942	1,183

Total liabilities	28,976	177,730

Stockholders’ equity (deficit):
Common stock, $1 par value. Authorized 1,000,000 shares; issued 10,686 shares	11	11
Additional paid-in capital	11,172	207
Retained earnings (deficit)	55,229	(54,094)
Accumulated other comprehensive income	1,156	1,366
Less treasury stock, 5,341.08 shares at October 1, 2004 and 5,479.48 shares at December 26, 2003 at cost	(24,024)	(23,418)

Total stockholders’ equity (deficit)	43,544	(75,928)
Commitments (note 8)

	$72,520	$101,802

The accompanying notes are an integral part of these consolidated financial statements.

DA-LITE SCREEN COMPANY, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS

(Dollars in thousands, except per share amounts, unaudited)

	13 weeks ended		39 weeks ended September 26, 2003	40 weeks ended October 1, 2004

	September 26, 2003	October 1, 2004
Net sales	$32,238	37,929	94,849	115,390
Cost of sales	19,400	21,087	56,655	63,751

Gross profit	12,838	16,842	38,194	51,639
Selling, general, and administrative expenses	3,829	3,839	11,229	14,343
Depreciation and amortization	1,018	854	2,962	2,810

Operating income	7,991	12,149	24,003	34,486

Other expense:
Interest	489	3,900	1,523	6,633
Minority interest	30	36	109	164
Miscellaneous, net	51	(2)	64	170

Total other expense	570	3,934	1,696	6,967

Income before income taxes	7,421	8,215	22,307	27,519
Income taxes	312	409	1,203	1,820

Net income	$7,109	$7,806	$21,104	$25,699

Basic earnings per share	$1,365.40	$1,461.57	$4,053.45	$4,858.73

Basic weighted-average shares outstanding	5,206.52	5,340.84	5,206.43	5,289.24

Diluted earnings per share	$1,358.82	$1,442.63	$4,033.89	$4,795.18

Diluted weighted-average shares outstanding	5,231.76	5,410.95	5,231.67	5,359.35

The accompanying notes are an integral part of these consolidated financial statements.

DA-LITE SCREEN COMPANY, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS

(Dollars in thousands, unaudited)

	39 weeks ended September 26, 2003	40 weeks ended October 1, 2004
Cash flows from operating activities:
Net income	$21,104	$25,699

Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	2,962	2,810
Amortization of debt issuance costs	95	859
Change in:
Accounts receivable	(2,415)	(1,502)
Inventories	87	(2,015)
Prepaid expenses	(51)	264
Accounts payable	537	905
Accrued expenses	517	5,931
Other	88	239

Total adjustments	1,820	7,491

Net cash provided by operating activities	22,924	33,190

Cash flows from investing activities:
Purchase of property, plant, and equipment	(2,449)	(6,824)

Net cash used in investing activities	(2,449)	(6,824)

Cash flows from financing activities:
Increase (decrease) in checks written in excess of bank balance	(611)	(231)
Proceeds from (payments on) revolving credit facility	—	(600)
Proceeds from Senior Notes		160,000
Payments on long-term debt	(2,000)	(17,250)
Distributions to stockholders	(16,486)	(148,325)
Payments of financing costs	—	(5,964)
Proceeds from issuance of common stock	—	2,944

Net cash used in financing activities	(19,097)	(9,426)

Effect of foreign currency exchange rate changes on cash and cash equivalents	40	(3)

Net change in cash and cash equivalents	1,418	16,937
Cash and cash equivalents at beginning of period	698	1,263

Cash and cash equivalents at end of period	$2,116	$18,200

The accompanying notes are an integral part of these consolidated financial statements.

DA-LITE SCREEN COMPANY, INC. AND SUBSIDIARIES

NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS

1.	Basis of Presentation

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

The Company uses a 52- or 53-week fiscal year ending on the last Friday of December. The third quarters of 2003 and 2004 were both 13-week periods and the first three quarters of 2003 and 2004 were 39-week and 40-week periods, respectively. The Company’s 2003 fiscal year was a 52-week period and the 2004 fiscal year will be a 53-week period.

Certain reclassifications have been made in the prior year information to conform with the current year’s presentation.

2.	Critical Accounting Policies and Estimates

The preparation of financial statements in accordance with accounting principles generally accepted in the United States of America requires that management make a number of assumptions and estimates that affect the reported amounts of assets, liabilities, revenue and expenses in the consolidated financial statements and accompanying notes. Management bases its estimates on historical experience and various other assumptions believed to be reasonable. Although these estimates are based on management’s best knowledge of current events and actions that may impact the Company in the future, actual results may differ from these estimates and assumptions. The Company’s critical accounting policies are those that affect its consolidated financial statements materially and involve a significant level of judgment by management.

Revenue Recognition — The Company recognizes revenue after an order is received from a customer, product has been shipped FOB shipping point, the sales price is fixed or determinable and the collectibility of sales price is reasonably assured.

Allowance for Doubtful Accounts — The financial status of customers is routinely checked and monitored by the Company’s Credit Department when granting credit. The Company provides an allowance for doubtful accounts based upon historical experience and management’s analysis of past-due accounts.

Goodwill — Goodwill represents the excess of purchase price over the fair value of identifiable net assets acquired. Prior to 2002, goodwill was amortized on a straight-line basis over periods of 15 to 40 years. Effective January 1, 2002, the Company adopted the provisions of SFAS No. 142, Accounting for Goodwill and Other Intangible Assets. With the adoption of SFAS No. 142, goodwill is no longer subjected to amortization and the Company’s management tests, at least annually or when events or changes in circumstances occur, goodwill for impairment to determine whether its carrying value exceeds its implied fair value.

3.	Long Term Debt

The Company issued $160 million of 9-½% senior unsecured notes in a private offering during the second quarter of 2004 to retire approximately $15.0 million of indebtedness outstanding under a then-existing credit facility, to pay a special distribution to shareholders of approximately $134.6 million and for general corporate purposes. The Company may redeem any of the notes beginning on May 15, 2007 with an initial redemption price of 109.500% of their principal amount, plus accrued interest. In addition, before May 15, 2007, the Company may redeem up to 35% of the notes at a redemption price of 109.500% of their principal amount plus accrued interest, using the proceeds from sales of certain kinds of its capital stock. Interest is payable semi-annually in arrears on May 15 and November 15 of each year, beginning on November 15, 2004.

The Company registered with the Securities and Exchange Commission (the “SEC”) $160 million of new 9-½% Senior Notes due 2011, which have substantially identical terms to the Company’s outstanding 9-½% Senior Notes due 2011, pursuant to a Registration Statement on Form S-4 which was declared effective by the SEC on August 2, 2004. On August 10, 2004, the Company commenced an offer to exchange its outstanding 9-½% Senior Notes due 2011 for the new 9-½% Senior Notes due 2011 which have been registered with the SEC. The Company completed this exchange offer on September 9, 2004 and exchanged all of the new registered notes for the previously outstanding notes.

At October 1, 2004, the Company had an unsecured revolving credit facility, with maximum possible borrowings equal to $5.0 million. At October 1, 2004, the Company had no outstanding balances under this line of credit. Interest on outstanding borrowings related to this line of credit is calculated at the prime rate.

At October 1, 2004, the Company’s Dutch subsidiary, Projecta, had a line of credit, with maximum possible borrowings equal to approximately 1.5 million Euros or certain percentages of Projecta’s eligible accounts receivable and inventory. This facility is secured by Projecta’s accounts receivable and inventory. At October 1, 2004, 0.6 million Euros were outstanding under this line of credit.

4.	Earnings Per Share

Basic earnings per share are computed using the weighted average number of actual common shares outstanding during the period. Diluted earnings per share reflect the potential dilution that would occur from the exercise of common stock options outstanding. The following table presents the calculations of earnings per share for the period ended (in thousands except share data):

	13 weeks ended September 26, 2003	13 weeks ended October 1, 2004	39 weeks ended September 26, 2003	40 weeks ended October 1, 2004
Net income	$7,109	$7,806	$21,104	$25,699

Basic weighted average shares outstanding	5,206.52	5,340.84	5,206.43	5,289.24
Dilutive effect of stock options	25.24	70.11	25.24	70.11

Diluted weighted average shares outstanding	5,231.76	5,410.95	5,231.67	5,395.35

Earnings per share:
Basic	$1,365.40	$1,461.57	$4,053.45	$4,858.73
Diluted	$1,358.82	$1,442.63	$4,033.89	$4,795.18

The Company applies the intrinsic value-based method of accounting prescribed by Accounting Principles Board (APB) Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations. Under this method, compensation expense is recorded on the date of grant only if the current market price of the underlying stock exceeded the exercise price. Since the exercise price equals the market value of the underlying common stock on the date of grant, no compensation expense is recognized. For the thirteen weeks ended September 26, 2003 and October 1, 2004, the Company recognized compensation expense of $0 and $0, respectively. For the thirty-nine weeks ended September 26, 2003 and the forty weeks ended October 1, 2004, the Company recognized compensation expense of $0 and $1,710,000 respectively. SFAS No. 123, Accounting for Stock-Based Compensation, established accounting and disclosure requirements using a fair value-based method of accounting for stock-based employee based compensation plans. As allowed by SFAS No. 123, the Company has elected to continue to apply the intrinsic value-based method of accounting described above, and has adopted the disclosure requirements of SFAS No. 123.

The Company has a nonqualified stock option plan under which options are granted to certain employees. The plan authorizes grants of options to purchase 537 shares, all of which have been granted. The Company has not disclosed the effect on net income as if the Company had applied the fair value recognition provisions of SFAS 123, Accounting for Stock Based Compensation, due to immateriality.

There were no anti-dilutive securities outstanding at October 1, 2004 or September 26, 2003.

5.	Inventories

The following table summarizes the Company’s consolidated inventories at the end of fiscal year 2003 and at the end of third quarter 2004 (in thousands):

	December 26, 2003	October 1, 2004
Raw materials	$5,120	$6,862
Work in progress	2,049	1,928
Finished goods	3,053	3,449

Inventories	$10,222	$12,239

6.	Comprehensive Income

The following table summarizes the Company’s comprehensive income at the end of the stated periods in 2003 and 2004 (in thousands):

	13 weeks ended September 26, 2003	13 weeks ended October 1, 2004	39 weeks ended September 26, 2003	40 weeks ended October 1, 2004
Net earnings	$7,109	$7,806	$21,104	$25,699
Other comprehensive income
Foreign currency translation	91	169	1,679	(34)
Interest rate hedges	0	0	0	244

Total other comprehensive income	91	169	1,679	210
Comprehensive income	$7,200	$7,975	$22,783	$25,909

7.	Segment Information

The Company primarily manufactures projection screens and other meeting room equipment, which are sold throughout the United States and Europe. Based on its operations, the Company has established two reportable segments: United States and Europe. The United States segment includes the operations of Da-Lite Screen Company, Inc. (“Da-Lite”) in 2004 and Da-Lite and Visual Structures, Inc. (“VSI”) in 2003. VSI was liquidated in 2003. The Europe segment includes the operations of Projecta, B.V., a Netherlands limited liability company which is 95.09% owned by Da-Lite, and its wholly-owned subsidiary Procolor S.A., a French corporation, for both 2004 and 2003. All significant intersegment transactions have been eliminated within the segments.

The following table presents financial information by segment for the periods stated (in thousands):

	13 weeks ended September 26, 2003	13 weeks ended October 1, 2004	39 weeks ended September 26, 2003	40 weeks ended October 1, 2004
Net sales
United States	$27,122	$31,691	$77,727	$93,484
Europe	5,116	6,238	17,122	21,906

Total net sales	$32,238	$37,929	$94,849	$115,390

Operating income
United States	$7,102	$10,964	$20,509	$29,196
Europe	889	1,185	3,494	5,290

Total operating income	$7,991	$12,149	$24,003	$34,486

8.	Commitments and Contingencies

The Company leases production space and equipment under noncancelable operating leases. Some of the Company’s leases provide that the Company pays taxes, insurance, maintenance, and other operating expenses. Rent expense under operating leases totaled $46,000 and $14,000 in the third quarter of 2003 and 2004, respectively. Rent expense under operating leases totaled $165,000 and $34,000 in the first three quarters of 2003 and 2004, respectively. The reductions in rent expense from the previous year were primarily related to the closing of a subsidiary in the fourth quarter of 2003. At October 1, 2004, the Company did not have any significant commitments in excess of one year under noncancelable operating leases.

The Company is involved in certain legal proceedings in the ordinary course of business. Management believes that all of the Company’s pending litigation is routine in nature and that none of this litigation is likely to have a material adverse effect on the Company.

9.	Subsequent Event

Subsequent to October 1, 2004, the Company repurchased $6,350,000 of the $160,000,000 principal amount of its 9-½% Senior Notes due 2011 from the open market using cash on hand for an aggregate purchase price of $6,890,000. The Company retired these notes and expects to incur a charge of $765,000 during the fourth quarter of 2004 relating to the repurchase.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Forward Looking Statements

This quarterly report on Form 10-Q contains certain statements that may be deemed to be forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. All statements, other than statements of historical facts, included in this report are forward-looking statements. When used in this report, the words “may,” “will,” “should,” “would,” “anticipate,” “estimate,” “expect,” “plan,” “believe,” “predict,” “potential,” “intend,” and similar expressions are intended to identify forward-looking statements. Forward-looking statements are subject to risks and uncertainties that could cause actual results to differ materially from those projected. These risks and uncertainties include, but are not limited to, changes in sales or industry trends, competition, retention of senior management and other key personnel, availability of materials or components, ability to make continued product innovations, casualty or work stoppages at the Company’s facilities and currency exchange rates. Forward-looking statements are based on assumptions and assessments made by the Company’s management in light of their experience and their perception of historical trends, current conditions, expected future developments and other factors they believe to be appropriate. Readers of this report are cautioned not to place undue reliance on these forward-looking statements, as there can be no assurance that these forward-looking statements will prove to be accurate. Management undertakes no obligation to update any forward-looking statements. This cautionary statement is applicable to all forward-looking statements contained in this report.

Overview

Da-Lite is the world’s leading manufacturer and distributor of projection screens based on internal estimates of market share. Front projection screens are Da-Lite’s main product line and the Company produces three types: (1) electric screens, which have the ability to be concealed in the ceiling or hung on a wall, (2) wall screens and (3) portable screens that can easily be set up and removed. Da-Lite also sells custom designed rear projection systems and complementary presentation products such as lecterns, easels, audiovisual carts, monitor mounts and conference cabinets.

Results of Operations

Thirteen Weeks Ended October 1, 2004, Compared with Thirteen Weeks Ended September 26, 2003

Net Sales. Net sales were $37.9 million for the third quarter of 2004, as compared to net sales of $32.2 million for the third quarter of 2003, an increase of $5.7 million or 17.7%. Improved economic conditions in North America during the third quarter of 2004 as compared to the third quarter of 2003 contributed to this growth as we realized sales increases in all of our product lines. In the U.S., electric screen sales increased $1.9 million, wall screen sales increased $1.7 million, and portable screen sales increased $1.5 million. Sales of the Company’s European subsidiaries increased $1.1 million or 21.9%, with the stronger Euro accounting for $0.5 million of that increase.

Cost of Sales. The cost of sales was $21.1 million for the third quarter of 2004, as compared to $19.4 million for the third quarter of 2003, an increase of $1.7 million, or 8.7%. As a percentage of net sales, the cost of sales represented 55.6% and 60.2% for the third quarter of 2004 and the third quarter of 2003, respectively. This constitutes a 4.6% improvement in margins and results from a combination of the increased sales of higher margin products and greater productivity at the Warsaw, Indiana plant.

Selling, General and Administrative Expenses. Selling, general and administrative expenses were $3.8 million in the third quarter of 2004, as compared to $3.8 million for the third quarter of 2003. An increase in commission expense in the United States as a result of increased sales was offset by reductions in other expenses including performance based compensation and marketing. Selling, general and administrative expenses in our European subsidiaries increased $0.2 million of which $0.1 million was the result of the strengthening Euro.

Depreciation and Amortization. Depreciation and amortization was $0.9 million for the third quarter of 2004 and $1.0 million for the third quarter of 2003.

Interest. Interest expense totaled $3.9 million for the third quarter of 2004, as compared to $0.5 million for the third quarter of 2003, an increase of $3.4 million. This increase was a direct result of the interest on $160 million of 9-½% senior debt issued in May 2004. Interest expense will be substantially higher for the remainder of 2004 and succeeding periods as a result of the issuance of this debt.

Miscellaneous, net. Miscellaneous, net was $0.0 million for the third quarter of 2004, as compared to $0.1 million for the third quarter of 2003, a decrease of $0.1 million.

Forty Weeks Ended October 1, 2004, Compared with Thirty-Nine Weeks Ended September 26, 2003

Net Sales. Net sales were $115.4 million for the first three quarters of 2004, as compared to net sales of $94.8 million for the first three quarters of 2003, an increase of $20.6 million or 21.7%. Improved economic conditions in North America during the first three quarters of 2004 as compared to the first three quarters of 2003 contributed to this growth as we realized increases in all of the Company’s product lines. Results in the first three quarters of 2004 also benefited from the 2004 period being a 40-week period as compared to a 39-week period in 2003. In the U.S., electric screen sales increased $5.9 million, wall screen sales increased $5.2 million, and portable screen sales increased $4.7 million. Sales of the Company’s European subsidiaries increased $4.8 million or 27.9%, with the stronger Euro accounting for $2.1 million of that increase.

Cost of Sales. The cost of sales was $63.8 million for the first three quarters of 2004, as compared to $56.7 million for the first three quarters of 2003, an increase of $7.1 million, or 12.5%. As a percentage of net sales, the cost of sales represented 55.2% and 59.7% for the first three quarters of 2004 and the first three quarters of 2003, respectively. This constitutes a 4.5% improvement in margins resulting from a combination of the increased sales of higher margin products and greater productivity at the Warsaw, Indiana plant.

Selling, General and Administrative Expenses. Selling, general and administrative expenses were $14.3 million for the first three quarters of 2004, as compared to $11.2 million for the first three quarters of 2003. In the second quarter of 2004, we incurred a non-cash compensation expense of $1.7 million related to an employee’s exercise of 40 options of common stock at less than the original exercise price as per an employment agreement entered into during the second quarter of 2004. Selling, general and administrative expenses in our European subsidiaries increased $0.8 million of which $0.3 million was the result of the strengthening Euro. Commission expense increased by $0.5 million as a result of increased sales. Marketing expense increased $0.1 million as we expanded our market coverage in the home theater and on-line distributor markets.

Depreciation and Amortization. Depreciation and amortization was $2.8 million and $3.0 million for the first three quarters of 2004 and 2003, respectively.

Interest. Interest expense totaled $6.6 million for the first three quarters of 2004, as compared to $1.5 million for the first three quarters of 2003, an increase of $5.1 million. This increase was a direct result of the interest on $160 million of 9-½% senior debt issued on May 15, 2004. Interest expense will be substantially higher for the remainder of 2004 and succeeding periods as a result of the issuance of this debt.

Miscellaneous, net. Miscellaneous, net was $0.2 million for the first three quarters of 2004 as compared to $0.1 million for the first three quarters of 2003, an increase of $0.1 million.

EBITDA

EBITDA was $13.0 million for the 13 weeks ended October 1, 2004 as compared to $8.9 million for the 13 weeks ended September 26, 2003, an increase of $4.1 million or 46.1%. EBITDA was $36.9 million for the 40 weeks ended October 1, 2004 as compared to $26.8 million for the 39 weeks ended September 26, 2003, an increase of $10.1 million or 37.7%. EBITDA is a common alternate measure used by investors and financial analysts. Da-Lite calculates EBITDA as net income before income taxes, interest and depreciation, amortization and impairment loss. EBITDA is a non-GAAP measure of operations that the Company’s management uses to generally evaluate the financial performance of the business and to assess its cash flow generating abilities. EBITDA should not be considered in isolation from, and is not presented as an alternative measure of, operating income (loss) or cash provided by operating activities as determined under generally accepted accounting principles, or GAAP. The calculation of EBITDA may vary among companies. The following table reconciles the computation of EBITDA, as compared to net income for the periods indicated:

	13 weeks ended September 26, 2003	13 weeks ended October 1, 2004	39 weeks ended September 26, 2003	40 weeks ended October 1, 2004
	(dollars in millions)
Net income	$7.1	$7.8	$21.1	$25.7
Income taxes	0.3	0.4	1.2	1.8
Interest	0.5	3.9	1.5	6.6
Depreciation, amortization and impairment loss	1.0	0.9	3.0	2.8

EBITDA	$8.9	$13.0	$26.8	$36.9

Liquidity and Capital Resources

The Company has been able to fund its working capital requirements, its capital expenditures and its distributions to shareholders primarily with cash generated from operations. Temporary capital requirements in the first half of each year used to make distributions to the Company’s shareholders for tax payments have been funded through the Company’s revolving credit facility. In the second quarter of 2004, the Company issued $160 million of 9-½% senior notes and used the proceeds to retire approximately $15.0 million of outstanding indebtedness under a then-existing credit facility, to pay a special distribution to shareholders of approximately $134.6 million and for general corporate purposes.

Subsequent to October 1, 2004, the Company repurchased approximately $6.4 million of the $160 million principal amount of its 9-½% Senior Notes due 2011 from the open market using cash on hand for an aggregate purchase price of $6.9 million. The Company retired these notes and expects to incur a charge of $0.8 million during the fourth quarter of 2004 relating to the repurchase. Depending on the Company’s expected cash needs, the prevailing prices of the senior notes and other factors, the Company may repurchase additional senior notes from time to time in the open market or otherwise.

Cash Flows

For the first three quarters of 2004, cash provided by operating activities was $33.2 million, as compared to $22.9 million during the first three quarters of 2003, an increase of $10.3 million or 44.8%. Cash used in investing activities was $6.8 million during the first three quarters of 2004, as compared to $2.4 million, all of which in both periods represented capital expenditures. Cash used in financing activities was $9.4 million during the first three quarters of 2004, as compared to $19.1 million during the first three quarters of 2003. A cash inflow of $160 million, related to the issue of senior debt, was substantially offset by a special dividend to shareholders and payment of financing costs during the forty week period ended October 1, 2004.

Interest expense will increase substantially as a result of the issuance of the $160 million in senior debt. Management believes that the cash generated by the Company’s operations will be sufficient to cover this interest expense as well as to fund planned capital expenditures, although there can be no assurances in this regard.

Liquidity

Management believes the principal indicators of the Company’s liquidity are its cash position, remaining availability under its bank credit facilities and its excess working capital. At October 1, 2004, the Company’s cash position was $18.2 million, an increase of $16.9 million from December 26, 2003. Additionally, the Company had an unsecured revolving credit facility, with maximum possible borrowings equal to $5.0 million. At October 1, 2004, the Company had no outstanding balances under this line of credit. Interest on outstanding borrowings related to this line of credit is calculated at the prime rate. Furthermore, Da-Lite’s working capital position improved to $31.7 million (including $18.2 million of cash and cash equivalents) at October 1, 2004, from $13.7 million (including $1.3 million of cash and cash equivalents) at December 26, 2003.

In May 2004, Da-Lite issued $160 million in senior unsecured notes at 9-½% due 2011 with interest payable on May 15 and November 15 of each year. The notes are redeemable beginning on May 15, 2007 with an initial redemption price of 109.500% of their principal amount, plus accrued interest. In addition, before May 15, 2007 the Company may redeem up to 35% of the notes at a redemption price of

109.500% of their principal amount plus accrued interest, using the proceeds of sales of certain kinds of its capital stock.

Regular profit distributions to shareholders have been suspended from the time of debt issuance through the remainder of 2004 to build some financial flexibility, but are expected to resume in 2005 subject to the covenants contained in the indenture relating to the notes. However, as a subchapter S corporation under the Internal Revenue Code of 1986, the Company will continue to make quarterly tax distributions to its shareholders to pay estimated taxes relating to taxable income allocated to them by the Company.

The Company retired the outstanding $15.0 million balance of a $40.0 million senior secured credit facility in May 2004 using a portion of the proceeds from the issuance of $160 million in senior unsecured notes and established a new $5 million unsecured revolving credit facility with a term of two years.

At October 1, 2004, the Company’s Dutch subsidiary, Projecta, had a line of credit, with maximum possible borrowings equal to approximately 1.5 million Euros or certain percentages of Projecta’s eligible accounts receivable and inventory. This facility is secured by Projecta’s accounts receivable and inventory. At October 1, 2004, 0.6 million Euros were outstanding under this line of credit.

Capital Expenditures

Capital expenditures were $6.8 million during the first three quarters of 2004 and $2.4 million during the first three quarters of 2003. The Company’s management currently expects to spend approximately $9.0 million in capital expenditures in 2004, including approximately $4.0 million of expenditures related to the construction of the Company’s new 160,000 square foot facility in The Netherlands, which was completed in September 2004. The major capital expenditures during the first three quarters of 2004 were related to construction of the facility in The Netherlands.

Contractual Obligations

The following table sets forth, as of October 1, 2004, certain of the Company’s contractual obligations:

	Payments due by period
Contractual Obligations	Total	Less than 1 Year	1-3 years	3-5 years	More than 5 years
			(in millions)
Interest and Principal Payments for Senior Debt	$266.4	$15.2	$30.4	$30.4	$190.4

Total	$266.4	$15.2	$30.4	$30.4	$190.4

Distributions

As a subchapter S corporation under the Internal Revenue Code of 1986, distributions are made by Da-Lite to its shareholders to pay estimated taxes relating to taxable income allocated to them by the Company on a quarterly basis. Tax-related distributions were $2.6 million and $9.5 million in the third quarter of 2004 and during the first three quarters of 2004, respectively. The Company has also made additional regular monthly distributions to its shareholders, which have been paid to them through April 2004 at the monthly rate of $1.0 million in the aggregate. In May 2004, the Company paid a special distribution to its shareholders of approximately $134.6 million ($25,500 per share). Although the Company will continue to make quarterly tax distributions to its shareholders, additional regular monthly distributions during the remainder of 2004 are not expected. The Company expects to resume regular monthly distributions to its shareholders in 2005, subject to the covenants contained in the indenture relating to the notes.

Inflation

The Company’s management believes that inflation has not had a material effect on the results of its operations.

Environmental

The Company has incurred, and in the future will continue to incur, expenditures for matters relating to environmental control, remediation, monitoring and compliance. The Company’s management believes that compliance with current environmental laws and regulations is not likely to have a material adverse effect on the Company’s financial condition, the results of its operations or its liquidity; however, environmental laws and regulations have changed rapidly in recent years and the Company may become subject to more stringent environmental laws and regulations in the future.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk.

Concentration of Credit Risk

Financial instruments that potentially subject the Company to significant concentrations of credit risk consist primarily of cash and accounts receivable. The Company maintains cash and cash equivalents with a well-capitalized financial institution.

The Company’s sales are not materially dependent on a single customer or a small group of customers. No one individual customer balance represents more than 10% of the Company’s total outstanding receivables as of October 1, 2004. Credit risk associated with the Company’s receivables is representative of the geographic, industry and customer diversity associated with the Company’s global business.

The Company also maintains credit controls for evaluating and granting customer credit. As a result, we may require that customers provide some type of financial guarantee in certain circumstances.

Foreign Currency Risk

Da-Lite routinely uses forward exchange contracts to hedge raw material purchases from vendors outside of the country of purchase. Gains and losses on these contracts offset changes in the related foreign currency-denominated costs.

Interest Rate Risk

Da-Lite does not have any variable rate debt outstanding and the Company’s management does not foresee the need to pursue additional debt financing at this time. Interest related to outstanding balances in the Company’s $5.0 million revolving credit facility is calculated at the prime rate and the Company had no outstanding borrowings on October 1, 2004.

Item 4.	Controls and Procedures.

(a) Evaluation of Disclosure Controls and Procedures. Based on the evaluation required by Rule 15d-15(b) under the Securities Exchange Act of 1934, the principal executive officer and principal financial officer of the Da-Lite have concluded that Da-Lite’s disclosure controls and procedures (as defined in Rule 15d-15(b)), as of the end of the period covered by this report, were effective to ensure that the information required to be disclosed by Da-Lite in reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time period specified in SEC rules and forms. The disclosure controls and procedures are designed to only provide reasonable assurance of achieving the desired control objections.

(b) Changes in internal control over financial reporting. There was no change in Da-Lite’s internal control over financial reporting that occurred during the last fiscal quarter that has materially affected, or is reasonably likely to materially affect, Da-Lite’s internal control over financial reporting.

PART II

OTHER INFORMATION

Item 2.	Changes in Securities, Use of Proceeds and Issuer Purchases of Equity Securities.

During the third quarter of 2004, six employees exercised options to purchase an aggregate of 17.0 shares of our common stock at an aggregate purchase price of $96,000. These transactions were exempt from registration pursuant to, among other things, Section 4(2) of the Securities Act of 1933, as amended, and Rule 701 thereunder.

Item 6.	Exhibits

Exhibit No.	Description

31.1	Certification of CEO pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of CFO pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of CEO pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of CFO pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DA-LITE SCREEN COMPANY, INC. (Registrant)

By:	/S/ JERRY C. YOUNG
Jerry C. Young
Vice President – Finance and Chief Financial Officer (Principal Financial and Accounting Officer)

Date: November 9, 2004

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