Form 10-K
period 2004-12-31
DA-LITE SCREEN CO INC
filed 2005-02-22
CIK 881665

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2004

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2). Yes ☐ No ☒

As of February 16, 2005, there were 5,350.62 shares of the registrant’s common stock outstanding (all of which are privately owned and are not traded on any public market).

i

PART I

Item 1.	Business.

Da-Lite Screen Company, Inc. (together with all its subsidiaries, the “Company” or “Da-Lite”) is the world’s leading manufacturer and distributor of projection screens based on internal estimates of market share. Da-Lite’s comprehensive product line includes a variety of front and rear projection screens, custom engineered rear projection systems and certain associated products such as lecterns, easels, audiovisual carts, monitor mounts and conference cabinets. By building on its 96 year history in the projection screen business, its reputation for delivering high-quality products and by providing its customers with exceptional service, the Company believes that it has earned the largest market share position and has developed the most highly regarded brand name in the industry.

Da-Lite operates manufacturing facilities in both the United States and Europe and its products are sold through an extensive sales and distribution network in over 100 countries. The Company generated net sales, net income before income taxes, interest and depreciation, amortization and impairment loss (“EBITDA”) and net income before taxes of $154.2 million, $48.0 million and $33.6 million, respectively, in 2004 and $129.1 million, $36.4 million and $30.4 million, respectively, in 2003. See “Item 6. – Selected Financial Data” for a reconciliation of the computation of EBITDA to net income for these periods.

Market Overview

Da-Lite designs, manufactures and distributes certain equipment used in large-scale audiovisual presentation systems. The audiovisual industry spans a number of markets, including Business, Consumer/Home Theater, Hospitality, Education, Government, Houses of Worship and other institutions that use large visual displays for a variety of purposes.

The Business segment is the most important driver of success for the industry as a whole and is the Company’s most significant customer group. Recent growth in the Business segment can be attributed to the increased use of presentation software (such as Microsoft PowerPoint®) and other visual presentation tools in the workplace. Additionally, the declining prices of high output projectors has allowed a growing number of businesses to equip their facilities with new audiovisual systems or to retrofit their existing systems with improved equipment.

The Consumer/Home Theater group is one of the Company’s fastest growing market segments and its growth can be attributed to the emergence of high resolution digital projectors, the increased availability of high quality viewing media and the greater affordability of system integration equipment. A recent trend towards establishing dedicated multimedia spaces in private residences has also fueled the expansion of this segment.

The Hospitality market segment is also expected to grow as audiovisual presentations become more popular in conference venues and as digital projectors become more portable.

The Education industry has traditionally been an important customer for the audiovisual equipment industry. Growth in this market segment is expected to continue into the future as audiovisual presentation tools become standard classroom teaching equipment in educational institutions.

Sales to Government accounts have largely followed trends in government spending.

The Houses of Worship group is developing into a significant new area of growth as traditionally used communication materials such as bound paper hymnals and other printed matter are being augmented with modern audiovisual systems.

International markets are important to the Company. Certain parts of the world, especially Asia, Eastern Europe, Latin America and the Middle East, are expanding their use of large scale audiovisual presentation systems.

Competitive Strengths

Da-Lite Screen Company, Inc. believes that its competitive strengths include the following:

•	High Quality and Broad Product Line. The Company believes that it leads the industry with the quality and breadth of its product line and that it offers its customers more choices of projection screen surfaces and screen sizes than its competitors. Da-Lite is recognized for developing new projection screen surfaces that enable customers to take advantage of the latest developments in projector technology and for introducing product features that add new levels of user convenience. The Company also manufactures and distributes other presentation products such as lecterns, easels, audiovisual carts, monitor mounts and conference cabinets. The breadth of the Company’s product line allows customers to meet a variety of their projection screen and presentation needs from a single source.

•	Strong Brands. The Company believes that the Da-Lite® brand is the leading name in the projection screen industry and the Company is dedicated to maintaining its position by demonstrating industry leadership in product development, customer service and education. The Company has a number of other recognized brands, including Projecta® (projection screens and support furniture), Procolor® (projection screens), Fast-Fold® (portable screens), Oravisual® (easels and lecterns), Polacoat® (rear projection screens) and Advance Products® (audiovisual carts and monitor mounts).

•	Excellent Customer Service and Support. Da-Lite offers excellent customer support through a dedicated staff of product specialists to assist dealers and users in meeting their presentation needs. Da-Lite’s product specialists are required to be certified by the International Communications Industries Association, Inc.® (ICIA®) and the International Communications Industries Foundation (ICIF) before they are allowed to handle customer inquiries.

•	Strong Worldwide Distribution and Marketing Capabilities. The Company uses a dedicated group of sales employees located throughout the United States to reach its dealers and other customers. In addition, the Company maintains relationships with distributors or dealers in over 100 countries throughout the world.

•	Efficient and Flexible Manufacturing. The Company believes that its streamlined manufacturing processes and information systems allow it to offer its customers’ rapid order turn around times, customizable product features and competitive pricing. Consequently, the Company’s dealers are able to conserve capital by keeping their inventory levels low while providing end users with more product choices and better service.

•	Experienced and Capable Workforce and Management Team. The Company’s highly motivated and flexible workforce continues to be an important source of ideas to improve productivity and to reduce costs on a continuing basis. The Company also has a very experienced and capable management team. Mr. Richard E. Lundin, the Chairman, President and Chief Executive Officer, and Ms. Judith D. Loughran, the Senior Vice President—Sales and Marketing, joined the Company in 1989 as part of a leveraged buyout and have led the Company’s expansion strategy through internal growth and strategic acquisitions since then.

Company History

Da-Lite Screen Company, Inc. is the successor to a business founded in Chicago in 1909 to manufacture projection screens primarily for the motion picture industry. The founder, Adele DeBerri, developed a silver painted canvas projection screen that quickly became the standard for the industry. Da-Lite expanded rapidly in the 1950’s and emerged as the preeminent manufacturer of projection screens in the world by developing the largest network of photographic distributors and dealers in the industry. The Company pioneered many innovations including the first tripod screen, electrically operated screen, perforated screen, glass beaded screen and rear projection screen. In 1957, a core group of 40 employees relocated from Chicago to Warsaw, Indiana where the Company continues to maintain its headquarters.

In 1984, Heritage Communications, Inc. acquired Da-Lite and subsequently consolidated its operations with other Heritage presentation product operations including Welt/Safe-Lock (projection tables) and Oravisual (easels and lecterns).

In 1987, Tele-Communications, Inc. purchased Heritage and sought to divest the non-cable television portion of the business including Da-Lite and its consolidated companies. Da-Lite’s current management and existing shareholders executed a leveraged buyout of the Company in 1989.

The Company has made a series of bolt on acquisitions since the leveraged buyout in 1989 to further complement its product lines. In 1991, the Company acquired Projecta B.V., a European screen and audiovisual furniture company. Two years later, it acquired Uni-Screen, a producer of home theater screens. In 1995, the Company purchased the Advance Products Company, Inc., an audiovisual cart, monitor mount and projector table company. The Company acquired Visual Structures, Inc., a video wall and rear screen support structure company, in 1999. Da-Lite subsequently disposed of Visual Structures’ video wall activities and consolidated the rear screen support operations into its other operations. In 2001, the Company made its most recent acquisition by purchasing Procolor, a French screen manufacturer which further expanded Da-Lite’s European presence.

Products

Da-Lite’s core business is the manufacture of projection screens for large visual displays that are used in conjunction with projectors manufactured by other companies. The Company’s projection screens can be found in a variety of settings including: conference rooms, training facilities, educational institutions, entertainment venues, meeting rooms, worship centers and private homes. The Company does not currently manufacture projection screens for motion picture theaters. Screen sales, which accounted for approximately 88%, 85% and 83% of the Company’s net sales in 2004, 2003 and 2002, respectively, can be divided into three broad categories (i.e. electric, wall and portable) which can be further divided into 18 different screen surfaces tailored to meet a variety of projection and viewing requirements. Da-Lite has developed several new screen surfaces in recent years that have different characteristics with respect to the reflectivity of light, the resolution of a projected image and the size of the image viewing angle to suit the changing capabilities of projection systems. Da-Lite’s standard product catalog generally lists projection screens that range in size from 40 inches by 40 inches, on the small end, to 30 feet by 30 feet, on the large end. Larger or specially shaped screens are produced on a custom order basis. Da-Lite believes that its flexible and efficient manufacturing processes allow it to offer customers more screen choices than its competitors.

Electric Screens. Electrically operated screens are usually found in business meeting rooms, educational institutions, hospitality settings, worship centers and in home theater applications. These screens use a motorized roller system to raise or lower the viewing surface from a case and have the ability to be concealed in the ceiling or hung at the top of a wall. Electric screens accounted for approximately 37%, 37% and 38% of the Company’s net sales in 2004, 2003 and 2002, respectively.

Wall Screens. Wall screens are typically found in business meeting rooms, in educational institutions and in home theater applications. Wall screens are normally mounted on an exposed wall surface and may either be retractable or attached to a fixed frame. Wall screens accounted for approximately 24%, 21% and 18% of the Company’s net sales in 2004, 2003 and 2002, respectively.

Portable Screens. The Fast-Fold® line of portable screens are most often used in hotel meeting rooms, entertainment venues and other situations that require easy setup and quick removal. The Company’s other portable screens include Insta-Theater® screens which can be placed on the floor or on a table and freestanding tripod screens. Portable screens accounted for approximately 23%, 23% and 22% of the Company’s net sales in 2004, 2003 and 2002, respectively.

Screen Materials. Da-Lite manufactures screen materials used to assemble many of the Company’s branded products and sells a percentage of its supply as non-branded screen materials to a number of its competitors. The Company’s management believes that this in-house capability provides a cost advantage in the projection screen industry. Sales of screen materials accounted for approximately 4%, 4% and 5% of its net sales in 2004, 2003 and 2002, respectively.

Other Presentation Products. The Company produces custom engineered rear projection systems and also manufactures a number of complementary products, including: audiovisual carts, monitor mounts, easels, multi-media support furniture, lecterns and conference cabinets. These items allow Da-Lite to offer a complete product line that enables customers to satisfy many of their audiovisual peripheral needs from a single source. Sales of other presentation products accounted for approximately 12%, 15% and 17% of the Company’s net sales in 2004, 2003 and 2002, respectively.

Note 8 of the notes to the Company’s consolidated financial statements included in Item 8 of this report contains information regarding Da-Lite’s two reporting segments, the United States and Europe.

Distribution and Customers

Da-Lite currently sells its products to more than 7,500 distributors or dealers in over 100 countries around the world. The Company generally does not sell its products directly to end users. Furthermore, the Company has a broad customer base with no customer accounting for more than 3% of net sales in 2004 and with the Company’s top ten customers accounting for approximately 13% of 2004 net sales. Da-Lite’s comprehensive product offering enables customers to consolidate purchasing requirements by using the Company as their main supplier.

In the United States, the Company sells primarily through nonexclusive dealers, such as traditional audiovisual retailers who sell products to end users. Outside of the United States, the Company sells to distributors who in turn sell to local dealers in their respective countries.

Sales and Marketing

The Company believes that the Da-Lite® brand is the leading name in the projection screen industry and the Company is dedicated to maintaining its position by demonstrating leadership in product development, customer service and education. The Company also has a number of other recognized brands, including Projecta (projection screens and support furniture), Procolor (projection screens), Fast-Fold® (portable screens), Oravisual® (easels and lecterns), Polacoat® (rear projection screens) and Advance Products® (audio visual carts and monitor mounts). Da-Lite is recognized by the International Communications Industries Association, Inc.® (ICIA®) and the International Communications Industries Foundation (ICIF) as a Certified AudioVisual Solutions Provider, the industry standard certification for companies in the professional audiovisual industry.

Sales. The Company’s Sales division is categorized into five groups:

The Commercial Sales group is responsible for sales to the corporate market in the United States, Canada and South and Central America. The group consists of Sales Consultants who call on accounts in their defined territories to assist dealers with sales training, present and market new products, perform after sales service and detail Da-Lite’s product offering to projection screen purchasing decision makers, including architects and contractors. The Company’s Sales Consultants are Da-Lite employees and are compensated through a monthly commission based upon payments received for products shipped to their respective territories.

The Home Theater Sales group consists of independent representatives located in the United States and Canada who focus on the sale of screens in connection with home theaters. These representatives, unlike the consultants in the Commercial Sales group, are not the Company’s employees and are compensated on a commission basis.

The International Sales team is responsible for managing the Company’s foreign distributors in Europe, Asia, Mexico, the Middle East and Africa. Da-Lite sells products to distributors operating in these regions that in turn market the Company’s products to dealers within their respective countries.

The Bids and Quotes group is responsible for working with dealers on major projects.

The Internal Customer Service group is located in the Company’s Warsaw facility. Da-Lite’s product specialists receive extensive customer service and product application training and are required to be ICIA® certified to handle customer inquiries.

Marketing. The Company’s marketing effort employs a variety of media to promote the Da-Lite brand, including a detailed color catalog, an interactive website, trade shows, target advertising and expert sponsorship. The Company’s primary advertising medium for its extensive product line is a broad color catalog that contains detailed product and pricing information.

The Company’s website, www.da-lite.com, has played an increasing role in the Company’s marketing plan in recent years. The website is a core marketing resource and contains a complete product list accompanied with photos, detailed descriptions, specification data and pricing information. In addition, the website offers a live chat area where Da-Lite representatives answer questions regarding the Company and its products. The website also provides informative literature regarding the appropriate size and type of projection screen for a given situation. The Company believes the site creates a competitive advantage because it provides customers with comprehensive product information.

Trade shows are a key tool for audiovisual companies to stay abreast of the most recent market developments. The Company utilizes state-of-the-art display booths at trade shows to promote its products to customers and other members of the audiovisual industry community.

In addition to the complete color catalog and trade show marketing, the Company employs several other marketing techniques including targeted advertising in trade journals, cooperative marketing efforts with other firms, maintaining an information website and publishing both printed and electronic specification guides.

The Company believes that maintaining the market leader position carries with it a responsibility to educate the consumer base. In this regard, Da-Lite has published white papers on the latest developments in presentation technology and the Company’s trade show participation includes a strong educational component.

Suppliers

The Company has developed strong relationships with a global network of suppliers and relies on these relationships to ensure that high quality inputs are delivered in a reliable and timely manner. The Company’s principal purchased components include fabric, fabric substrates, chemicals and coatings used for screen surfaces, motors to operate electric screens, aluminum, packaging materials and steel. The Company actively evaluates its total supply chain costs and develops sourcing opportunities in various parts of the world to obtain the highest quality inputs for production and to manage the Company’s costs. In some cases, the Company relies on a sole, single or limited number of suppliers for key components or materials especially with regard to one type of fabric substrate. If one or more of these suppliers were to terminate production or otherwise stop providing the Company with materials, the Company’s financial results could be adversely affected.

Competition

Da-Lite competes in the audiovisual presentation equipment industry with a number of other manufacturers in the United States and overseas. On an international basis, the Company currently competes with two established projection screen manufacturers and a number of newer entrants from China and elsewhere. The Company also competes with a number of smaller companies in many of the local markets in which it is active. Although there are many manufacturers of projection screens, the Company believes that it has a substantially larger market share in projection screens than the nearest competitor. The Company believes that it is the leader in both North America and Europe and that no individual competitor has a leading position in Asia. Da-Lite believes that its reputation for quality, the breadth of its product line, its rapid delivery times, its customer support and its broad distribution network are key factors differentiating the Company from its competitors, some of which compete primarily on price. The Company’s projection screens also compete, to a certain extent, with electronic display products such as large liquid crystal displays, plasma screens and television monitors.

Environmental Matters

The Company is subject to various evolving federal, state, local and foreign environmental laws and regulations governing, among other things, emissions to air, discharge to waters and the generation, handling, storage, treatment and disposal of a variety of hazardous and non-hazardous substances and wastes. These laws and regulations provide for substantial fines and criminal sanctions for violations and impose liability for the costs of cleaning up, and damages resulting from, past spills, disposals or other releases. Although the Company is not aware of any material expenses required to be made by it to comply with environmental laws, there is no assurance material expenditures relating to environmental matters might not ultimately become necessary.

Employees

Employees are a key part of the Company’s success and the Company’s management believes that relationships with employees are excellent. As of December 31, 2004, the Company had approximately 460 employees in the United States and 135 employees in its European facilities. None of the Company’s U.S. employees and substantially all of the Company’s European employees are represented by unions. Management takes pride in developing a work environment that fosters a loyal culture with a focus on efficiency, quality and developing innovative methods to improve productivity. The Company has been able to avoid layoffs since 1991 and management believes this philosophy has instilled a collaborative and supportive environment that facilitates employee participation in improving productivity.

Item 2.	Properties.

Da-Lite conducts its business from the following facilities, all of which are owned by the Company:

Location	Approximate Sq. Footage	Primary Function
Warsaw, Indiana	311,300	Main manufacturing facility and corporate headquarters
Blue Ash, Ohio	44,000	Screen fabric production, rear projection screens
Wichita, Kansas	130,000	Metal fabrication
Weert, Netherlands	160,000	Screen manufacturing, material fabrication
Weert, Netherlands	104,000	Screen manufacturing (expected to be sold in 2005)
Patay, France	43,560	Screen manufacturing

Warsaw Facility. The facility based in Warsaw, Indiana has the most extensive production capabilities and serves as the Company’s headquarters. After suffering extensive tornado damage in 2001, the facility began to implement lean manufacturing techniques to further improve productivity.

Blue Ash (Cincinnati Area) Facility. The Blue Ash, Ohio facility is a much smaller plant that produces all of the flexible materials used in the Fast-Fold portable screen product line. The facility also supplies optical and structural components for the Company’s rear projection systems.

Wichita Facility. The Wichita, Kansas plant is largely a metal fabrication facility that produces carts and stands, monitor mounts, easels and multi-media support furniture. Wichita also supplies rear projection components, specifically projector cradles, to the Blue Ash facility.

Weert Facilities. The Weert, Netherlands facilities are vertically integrated manufacturing plants that produce front projection screens, carts and stands, and multi-media support furniture under the Projecta brand name. The Company completed the construction of a new 160,000 square foot facility in September 2004 and uses this site to house its Dutch manufacturing and office personnel. All operations will be transferred to this new site and the Company expects to sell its original 104,000 square foot plant in 2005.

Patay Facility. The Company produces front projection screens at its Patay plant located south of Paris, France. These products are marketed under the Procolor brand name.

Item 3.	Legal Proceedings.

The Company is involved in legal proceedings in the ordinary course of business. Da-Lite’s management believes that all pending litigation is routine in nature and that none of this litigation individually or in the aggregate is likely to have a material adverse effect on the results of operations or financial position of the Company.

Item 4.	Submission of Matters to a Vote of Security Holders.

No matters were submitted to a vote of security holders during the fourth quarter ended December 31, 2004.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

As of December 31, 2004, there were 55 holders of record of the Company’s single-class of capital stock. No public trading market, or public exchange, for the Company’s common equity has been established.

As a subchapter S corporation under the Internal Revenue Code of 1986, distributions are made by Da-Lite to its shareholders to pay estimated taxes relating to taxable income allocated to them by the Company on a quarterly basis. Tax related distributions were $9.5 million and $9.4 million in 2004 and 2003, respectively. The Company made additional regular distributions to its shareholders in 2003 at the monthly rate of $150 per share or $0.8 million in the aggregate. In 2004, regular monthly distributions were paid to the Company’s shareholders through April 2004, at the monthly rate of $200 per share or $1.0 million in the aggregate. In May 2004, the Company paid a special distribution to its shareholders of approximately $134.6 million ($25,500 per share). Although the Company continued to make quarterly tax distributions to its shareholders, additional regular monthly distributions were not issued after May 2004 for the remainder of 2004. The Company has resumed regular distributions to its shareholders in 2005 at the monthly rate of $175 per share or $0.9 million in the aggregate, subject to the covenants contained in the indenture relating to its 9½% Senior Notes.

During the fourth quarter of 2004, two employees exercised options to purchase an aggregate of two shares of the Company’s common stock at an aggregate purchase price of $30,836. These transactions were exempt from registration pursuant to, among other things, Section 4(2) of the Securities Act of 1933, as amended, and Rule 701 thereunder.

Item 6.	Selected Financial Data.

The following tables set forth Da-Lite’s selected consolidated financial data. The selected consolidated financial data as of and for each of the years in the five year period ended December 31, 2004 were derived from the Company’s audited consolidated financial statements.

	Year Ended (1)
	December 31, 2004	December 26, 2003	December 27, 2002	December 28, 2001	December 29, 2000
	(dollars in thousands, except per share data)
Net sales	$154,226	129,114	116,728	112,330	116,241
Net income	31,194	28,604	24,409	18,886	23,793
Basic earnings per share	5,881.92	5,493.95	4,685.49	3,608.61	4,530.79
Diluted earnings per share	5,788.80	5,468.23	4,676.89	3,595.75	4,517.31
Distributions per share	28,098.03	3,619.93	3,309.89	3,527.73	3,919.93
Total assets	94,344	72,520	69,488	66,414	71,410
Total debt (2)	150,200	17,850	28,500	34,500	36,827
Stockholders’ (deficit) equity	(68,556)	43,544	31,152	22,468	25,585
EBITDA (3)	47,973	36,402	32,180	30,319	32,347

(1)	The Company uses a 52-week or 53-week fiscal year ending on the last Friday of December. The fiscal year ended December 31, 2004 was a 53-week year and all other fiscal years were 52-week years.

(2)	Total debt is current maturities of long term debt plus long term debt and notes payable.

(3)	The Company calculates EBITDA as net income before income taxes, interest and depreciation, amortization and impairment loss. EBITDA is a non-GAAP measure of operations the Company uses to evaluate the financial performance of its business generally and assess its cash flow generating abilities. EBITDA should not be considered independently from, and is not presented as an alternative measure of, operating income (loss) or cash provided by operating activities as determined under generally accepted accounting principles, or GAAP. The calculation of EBITDA may vary among companies.

The following table reconciles the computation of EBITDA as compared to net income for the periods indicated:

	Year Ended
	December 31, 2004	December 26, 2003	December 27, 2002	December 28, 2001	December 29, 2000
	(dollars in thousands)
Net income	$31,194	28,604	24,409	18,886	23,793
Income taxes	2,441	1,814	1,589	1,281	1,103
Interest	10,785	1,994	2,428	2,774	3,366
Depreciation, amortization and impairment loss (a)	3,553	3,990	3,754	7,378	4,085

EBITDA	$47,973	36,402	32,180	30,319	32,347

(a)	Through 2001 the Company amortized goodwill, which represents the excess of purchase price over fair value of identifiable net assets acquired, on a straight line basis over 15 to 40 years. During 2001 Da-Lite recognized an impairment loss of approximately $3,028 on goodwill as it was determined that, based on the current and future operating results of the Company’s Visual Structures, Inc. subsidiary, the goodwill would not be recoverable. Visual Structures, Inc. was inactive at December 26, 2003 and Da-Lite is in the process of dissolving this corporation. The Company adopted SFAS No. 142, Accounting for Goodwill and Other Intangible Assets, on January 1, 2002. With this adoption goodwill is no longer subject to amortization. SFAS No. 142 requires that goodwill be tested at least annually for impairment to determine whether its carrying value exceeds its fair implied value.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Forward Looking Statements

This annual report on Form 10-K contains certain statements that may be deemed to be forward looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. All statements, other than statements of historical facts, included in this report are forward looking statements. When used in this report, the words “may,” “will,” “should,” “would,” “anticipate,” “estimate,” “expect,” “plan,” “believe,” “predict,” “potential,” “intend,” and similar expressions are intended to identify forward looking statements. Forward looking statements are subject to risks and uncertainties that could cause actual results to differ materially from those projected. These risks and uncertainties include, but are not limited to, changes in sales or industry trends, competition, retention of senior management and other key personnel, availability of materials or components, ability to make continued product innovations, casualty or work stoppages at the Company’s facilities and currency exchange rates. Forward looking statements are based on assumptions and assessments made by the Company’s management in light of their experience and their perception of historical trends, current conditions, expected future developments and other factors they believe to be appropriate. Readers of this report are cautioned not to place undue reliance on these forward looking statements as there can be no assurance that these forward looking statements will prove to be accurate. Management undertakes no obligation to update any forward looking statements. This cautionary statement is applicable to all forward looking statements contained in this report.

Overview

Da-Lite is the world’s leading manufacturer and distributor of projection screens based on internal estimates of market share. Projection screens are the Company’s main product line and the Company produces three types: (1) electrically operated screens, which have the ability to retract into a concealed ceiling recess or into a wall-mounted case, (2) wall screens, which are normally mounted on an exposed wall surface and may either be manually retractable or attached to a rigid frame, and (3) portable screens that can easily be set up and removed. Da-Lite also sells custom engineered rear projection systems and complementary presentation products such as lecterns, easels, audiovisual carts, monitor mounts and conference cabinets.

Outlook

Da-Lite believes that its primary competitive strengths continue to be the quality of its products, the breadth of its product line and its excellent customer service. The Company is focused on making the investments needed to maintain the high level of performance historically seen from its core business. Sales growth for 2005 is difficult to forecast because the Company does not operate with a significant order backlog. However, growth is expected to moderate from the substantial percentage increase recorded in 2004.

Regular profit distributions to shareholders were suspended in May 2004 but have resumed in 2005 at the monthly rate of $175 per share or $0.9 million in the aggregate, subject to the covenants contained in the indenture related to the Company’s 9½% Senior notes. The Company currently does not anticipate the need to pursue additional external financing in 2005 and believes that cash generated from operations will be sufficient to cover its operating requirements, although there can be no assurances in this regard.

As discussed in note 1(s) to the consolidated financial statements, there are no new accounting standards that the Company believes will have a material effect on the results of operations or financial position of the Company.

Results of Operations

Year Ended December 31, 2004 Compared with Year Ended December 26, 2003

Net Sales. Net sales were $154.2 million for 2004, as compared to net sales of $129.1 million for 2003, an increase of $25.1 million or 19.4%. Improved economic conditions in North America during 2004 as compared to 2003 contributed to this growth as the Company realized sales increases in all of its product lines. In addition, the 2004 fiscal year was a 53-week period whereas the 2003 fiscal year was a 52-week period. In the U.S., electric screen sales increased $7.1 million, wall screen sales increased $6.4 million and portable screen sales increased $5.3 million. Sales from the Company’s European subsidiaries increased $5.3 million or 21.6% with the stronger Euro accounting for $2.9 million of that increase.

Cost of Sales. The cost of sales was $85.7 million for 2004, as compared to $76.6 million for 2003, an increase of $9.1 million or 11.8%. As a percentage of net sales, the cost of sales represented 55.6% and 59.4% for 2004 and 2003, respectively. This constitutes a 3.8 percentage point improvement in margins and results from a combination of the increased sales of higher margin products and greater productivity at the Warsaw, Indiana plant.

Selling, General and Administrative Expenses. Selling, general and administrative expenses were $19.2 million for 2004, as compared to $15.3 million for 2003. In the second quarter of 2004, the Company incurred a non-cash compensation expense of $1.7 million related to an employee’s exercise of 40 options of common stock at less than the original exercise price as per an employment agreement entered into during the second quarter of 2004. Salaries and commission expense increased $1.0 million as a result of increased sales and performance based compensation. Marketing expense increased $0.2 million as the Company expanded its market coverage in the home theater and on-line resale markets. Selling, general and administrative expenses in the Company’s European subsidiaries increased $1.1 million of which $0.5 million was the result of the strengthening Euro.

Depreciation. Depreciation was $3.6 million for 2004 and $4.0 million for 2003. Depreciation is an expense recorded to reduce the value of long-lived tangible assets used mostly in the manufacturing of product.

Interest. Interest expense totaled $10.8 million for 2004, as compared to $2.0 million for 2003, an increase of $8.8 million. This increase was a direct result of the interest on $160 million of 9½% senior debt issued in May 2004. Interest expense is expected to be substantially higher for 2005 and succeeding periods as a result of the issuance of this debt.

Miscellaneous, net. Miscellaneous, net was $1.1 million for 2004, as compared to $0.6 million for 2003, an increase of $0.5 million. Miscellaneous, net consisted primarily of the premium paid to retire $9.8 million of the Company’s 9½% senior notes in 2004 and costs relating to the closing of a subsidiary in 2003.

Income Taxes. As a subchapter S-corporation for United States tax purposes, the Company is generally not subject to United States federal and most state income taxation. Rather, the Company’s income, gains, losses, deductions and credits flow through to its shareholders and the Company makes distributions to them to meet their tax obligations at an assumed maximum federal and state tax rate (based on the state with the highest tax rate in which any of the Company’s shareholders reside). This assumed rate was 40.4% during 2004. The Company pays foreign income taxes on the earnings of its European subsidiaries.

Year Ended December 26, 2003 Compared with Year Ended December 27, 2002

Net Sales. Net sales were $129.1 million for 2003, as compared to net sales of $116.7 million for 2002, an increase of $12.4 million, or 10.6%. Improved economic conditions in the last half of 2003 contributed to this growth. U.S. sales of wall screen products increased $3.9 million due to the increased demand for that product offering in the home theater and education markets. Electric screen sales in the U.S. increased $3.0 million due to: (1) increased demand for tensioned screens that provide an extra flat surface for optimum image quality when using data or graphics and (2) the increased revenue from products designed specifically for the home theater market that were introduced in 2002. Sales by the Company’s European subsidiaries increased $5.1 million with the strengthening Euro accounting for $4.2 million of that increase.

Cost of Sales. Cost of sales was $76.6 million for 2003 as compared to $70.6 million for 2002, an increase of $6.0 million, or 8.5%. As a percentage of net sales, cost of sales represented 59.4% and 60.5% for 2003 and 2002, respectively. This represents a 1.1% improvement in margins that resulted from a combination of increased sales of higher margin products and improvements in productivity at the Warsaw plant.

Selling, General and Administrative Expenses. Selling, general and administrative expenses were $15.3 million for 2003, as compared to $13.1 million for 2002, an increase of $2.2 million, or 17.2%. Marketing expense increased $0.5 million as the Company expanded its market coverage in the home theater and on-line resale markets. Salaries and commission expense increased $0.5 million as a result of increased sales and performance based compensation. Bad debt expense increased $0.2 million primarily because of bankruptcies within the Company’s dealer/distributor base. Selling, general and administrative expenses in the Company’s European subsidiaries increased $1.0 million of which $0.7 million was the result of the strengthening Euro.

Depreciation. Depreciation was $4.0 million for 2003, as compared to $3.8 million for 2002, an increase of $0.2 million, or 6.3%. Depreciation increased due to the greater than normal levels of capital expenditures the Company had made over the previous five years. Depreciation is an expense recorded to reduce the value of long-lived tangible assets used mostly in the manufacturing of product.

Interest. Interest was $2.0 million for 2003, as compared to $2.4 million for 2002, a decrease of $0.4 million, or 17.9%. The decrease was a direct result of the reduction in total debt of $10.7 million as the Company was able to prepay amounts outstanding under its term loan throughout the year using cash generated by operations. The applicable rate under the Company’s loan agreement was also decreased in 2003, because of adjustment provisions based on the Company’s lower leverage ratio achieved by the end of 2002.

Miscellaneous, net. Miscellaneous, net was $0.6 million for 2003, as compared to $0.7 million for 2002, a decrease of $0.1 million, or 15.6%. Miscellaneous, net consisted primarily of costs relating to the closing of a subsidiary in 2003 and certain non-cash stock compensation expense and tornado related expenses in 2002.

EBITDA

EBITDA was $48.0 million for 2004 as compared to $36.4 million and $32.2 million for 2003 and 2002, respectively, an increase of $11.6 million or 31.8% and $4.2 million or 13.1%, respectively. EBITDA is a common alternate measure used by investors and financial analysts. The Company calculates EBITDA as net income before income taxes, interest and depreciation, amortization and impairment loss. EBITDA is a non-GAAP measure of operations that the Company’s management uses to generally evaluate the financial performance of the business and to assess its cash flow generating abilities. EBITDA should not be considered independently from, and is not presented as an alternative measure of, operating income (loss) or cash provided by operating activities as determined under generally accepted accounting principles or GAAP. The calculation of EBITDA may vary among companies. A table that reconciles the computation of EBITDA, as compared to net income for the periods indicated, is provided in Footnote 3 of Item 6. (Selected Financial Data).

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

In the second quarter of 2004, the Company issued $160 million in principal amount of 9½% senior notes due 2011 (the “9½% senior notes”) and used the proceeds to retire approximately $15.0 million of outstanding indebtedness under a then existing credit facility, to pay a special distribution to shareholders of approximately $134.6 million and for general corporate purposes.

In October 2004, the Company repurchased approximately $6.3 million of the $160 million principal amount of its 9½% senior notes from the open market using cash on hand for an aggregate purchase price of $6.9 million. The Company retired these notes, wrote-off the related deferred financing costs and incurred a charge of $0.8 million during the fourth quarter of 2004 relating to the repurchase.

In December 2004, the Company repurchased approximately $3.5 million of the remaining $153.7 million principal amount of its 9½% senior notes from the open market using cash on hand for an aggregate purchase price of $3.8 million. The Company retired these notes, wrote-off the related deferred financing costs and incurred a charge of $0.5 million during the fourth quarter of 2004 relating to the repurchase. Depending on the Company’s expected cash needs, the prevailing prices of the senior notes and other factors, the Company may repurchase additional outstanding senior notes from time to time in the open market or otherwise.

Cash Flows

Cash provided by operating activities was $37.0 million in 2004, as compared to $32.4 million in 2003, an increase of $4.6 million or 14.2%. Cash used in investing activities was $8.9 million in 2004, as compared to $3.0 million in 2003, all of which in both periods represented capital expenditures. Cash used in financing activities was $19.9 million in 2004, as compared to $29.4 million in 2003. A cash inflow of $160 million, related to the issue of senior debt, was substantially offset by a special dividend to shareholders of $134.6 million, the repurchase of a portion of the senior notes and payment of financing costs of $6.0 million during the 2004 fiscal year.

Interest expense is expected to increase substantially in 2005 as a result of the issuance of $160 million in senior debt. Management believes that the cash generated by the Company’s operations will be sufficient to cover this interest expense as well as to fund planned capital expenditures, although there can be no assurances in this regard.

Liquidity

Management believes the principal indicators of the Company’s liquidity are its cash position, remaining availability under its bank credit facilities and its excess working capital. At December 31, 2004, the Company’s cash position was $9.3 million, an increase of $8.0 million from December 26, 2003. Additionally, the Company had an unsecured revolving credit facility, which expires in May 2006, with maximum possible borrowings equal to $5.0 million. At December 31, 2004, the Company had no outstanding balances under this line of credit. Interest on outstanding borrowings related to this line of credit is calculated at the prime rate, which was 5.25% at December 31, 2004. Furthermore, Da-Lite’s working capital position improved to $26.4 million (including $9.3 million of cash and cash equivalents) at December 31, 2004 from $13.7 million (including $1.3 million of cash and cash equivalents) at December 26, 2003.

In May 2004, Da-Lite issued $160 million in senior unsecured notes at 9½% due 2011 with interest payable on May 15 and November 15 of each year. The notes are redeemable beginning on May 15, 2007 with an initial redemption price of 109.500% of their principal amount plus accrued interest. In addition, before May 15, 2007, the Company may redeem up to 35% of the outstanding notes at a redemption price of 109.500% of their principal amount plus accrued interest using the proceeds of sales of certain kinds of its capital stock.

The Company repurchased $9.8 million in principal amount of the 9½% senior notes during the fourth quarter of 2004 using cash on hand for an aggregate purchase price of $10.7 million. The Company retired these notes, wrote-off the related deferred financing costs and incurred a charge of $1.3 million during the fourth quarter of 2004 relating to the repurchase. Depending on the Company’s expected cash needs, the prevailing prices of the 9½% senior notes and other factors, the Company may repurchase additional outstanding 9½% senior notes from time to time in the open market or otherwise.

The Company retired the outstanding $15.0 million balance of a $40.0 million senior secured credit facility in May 2004 using a portion of the proceeds from the issuance of $160 million in senior unsecured notes and established a new $5 million unsecured revolving credit facility with a term of two years.

Regular profit distributions to shareholders were suspended from the time of issuance of the 9½% senior notes through the remainder of 2004 to build some financial flexibility but were resumed in 2005 subject to the covenants contained in the indenture relating to the notes. However, as a subchapter S corporation under the Internal Revenue Code of 1986, the Company will continue to make quarterly tax distributions to its shareholders to pay estimated taxes relating to taxable income allocated to them by the Company.

At December 31, 2004, the Company’s Dutch subsidiary, Projecta, had a line of credit, with maximum possible borrowings equal to approximately 1.5 million Euros or certain percentages of Projecta’s eligible accounts receivable and inventory. This facility is secured by Projecta’s accounts receivable and inventory. At December 31, 2004, no amount was outstanding under this line of credit.

Capital Expenditures

Capital expenditures were $8.9 million in 2004 and $3.1 million in 2003. Approximately $4.0 million of expenditures in 2004 were related to the construction of the Company’s new 160,000 square foot facility in The Netherlands which was completed in September 2004. The Company’s management currently expects to spend approximately $5.0 million on capital expenditures in 2005 using cash generated from operations.

Contractual Obligations

The following table sets forth, as of December 31, 2004, certain of the Company’s contractual obligations:

	Payments due by period
Contractual Obligations	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
	(in millions)
Interest and principal payments for senior debt	$242.9	14.3	28.5	28.5	171.6
Self-insurance letter of credit	0.3	0.3	—	—	—

Total	$243.2	14.6	28.5	28.5	171.6

Distributions

As a subchapter S corporation under the Internal Revenue Code of 1986, distributions are made by Da-Lite to its shareholders to pay estimated taxes relating to taxable income allocated to them by the Company on a quarterly basis. Tax related distributions were $9.5 million in 2004 and $9.4 million in 2003. The Company made additional regular distributions to its shareholders in 2003 at the monthly rate of $150 per share or $0.8 million in the aggregate. Regular monthly distributions were paid to the Company’s shareholders in the first part of 2004, through April 2004, at the monthly rate of $200 per share or $1.0 million in the aggregate. In May 2004, the Company paid a special distribution to its shareholders of approximately $134.6 million ($25,500 per share). Although the Company continued to make quarterly tax distributions to its shareholders, additional regular monthly distributions during the remainder of 2004 were not issued. The Company has resumed regular distributions to its shareholders in 2005 at the monthly rate of $175 per share or $0.9 million in the aggregate, subject to the covenants contained in the indenture related to its 9½% senior notes.

Environmental

The Company has incurred and in the future will continue to incur expenditures for matters relating to environmental control, remediation, monitoring and compliance. The Company’s management believes that compliance with current environmental laws and regulations is not likely to have a material adverse effect on the Company’s financial condition, the results of its operations or its liquidity. However, environmental laws and regulations have changed rapidly in recent years and the Company may become subject to more stringent environmental laws and regulations in the future.

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

Revenue Recognition—The Company recognizes revenue when it has received an order from a customer, product has been shipped FOB shipping point, the sales price is fixed or determinable and the collectibility of sales price is reasonably assured.

Allowance for Doubtful Accounts—The financial status of customers is routinely checked and monitored by the Company when granting credit. The Company provides an allowance for doubtful accounts based upon historical experience and management’s analysis of past due accounts.

Goodwill—Goodwill represents the excess of purchase price over the fair value of identifiable net assets acquired. Prior to 2002, goodwill was amortized on a straight line basis over periods of 15 to 40 years. Effective January 1, 2002, the Company adopted the provisions of SFAS No. 142, Accounting for Goodwill and Other Intangible Assets. With the adoption of SFAS No. 142, goodwill is no longer subjected to amortization. Management tests, at least annually or when events or changes in circumstances occur, goodwill for impairment to determine whether its carrying value exceeds its implied fair value.

Risks Related to the Company’s Business

The Company’s business, its future performance and forward looking statements are affected by general industry and growth rates, general U.S. and non-U.S. economic and political conditions (including the global economy), competition, interest rate and currency exchange rate fluctuations and other events. The following items are representative of the risks, uncertainties and other conditions that may impact the Company’s business, future performance and the forward looking statements that it makes in this report or that it may make in the future.

The increased demand for projection screens has resulted in large part from changes in projector technology, the increased use of visual presentation tools and other industry trends. Any changes in these trends could adversely affect the demand for the Company’s products.

The demand for projection screens and other presentation products has increased in recent years largely as the result of the improved capabilities and lower costs of projectors, the increased use of visual presentation tools in business, education and other settings and the strong consumer interest in home theaters. Any changes in these or other industry trends, including the development of competing technologies, could adversely affect the demand for Da-Lite’s products and could negatively impact the Company’s future growth and its results of operations.

Substantial competition from existing or new competitors or products could reduce the Company’s market share and harm its results.

The projection screen business is highly competitive with a number of competitors in the United States and internationally. Although management believes that the Company has a substantially larger global market share in projection screens than its nearest competitor, the Company currently competes on an international basis with two other substantial competitors and a number of newer entrants from China and elsewhere. The Company also competes with a number of smaller companies in many of its local markets. There is no assurance that existing or new competitors in the United States, Europe, Asia or elsewhere will not gain market share. The Company also faces competition to a certain extent from manufacturers of electronic products including manufacturers of large plasma screens, liquid crystal displays and televisions. There is no assurance that size, pricing or other improvements in these products or the development of new products will not result in increased competitive pressure. Any increased competition could adversely affect the Company’s financial performance.

The Company’s success depends on its ability to retain its senior management and other key personnel.

The Company’s success depends to a significant extent on the efforts and abilities of its senior management team. The loss of one or more persons could have an adverse effect on the business. The Company currently does not have key executive insurance relating to its senior management team.

The Company’s success also depends on its ability to hire, train and retain skilled workers in all areas of the business. From time to time, there may be a shortage of skilled labor that may make it more difficult and expensive for the Company to attract and retain qualified employees. If the Company is unable to attract and retain qualified individuals or its labor costs increase significantly, the Company’s operations would be adversely affected.

Shortages of materials or components could adversely affect the Company’s results.

Shortages of materials or components could adversely affect the Company’s results. In addition, there are certain materials and components including one type of a fabric substrate as to which the Company has a sole supplier or only a few suppliers. Any disruption in deliveries from these suppliers also could hinder the Company’s ability to fulfill customer orders on a timely basis which could adversely affect the Company’s results.

Changing technology requires the Company to make continued product innovations to remain competitive. Any failure to make innovations could adversely affect the Company’s competitive position.

Changes in technology create the demand for new screen surfaces and other product innovations. For example, screen surfaces that increase contrast rather than reflectivity have been required to make better use of the higher light output of newer projectors in many applications. If the Company fails to make needed product innovations, the Company’s competitive position and results will be adversely affected.

A casualty or work stoppage relating to the Company’s Warsaw, Indiana facility or other facilities could adversely affect its results.

A large portion of the Company’s manufacturing and other operations are conducted at its headquarters facility in Warsaw, Indiana. Any interruption in manufacturing, head office or computer operations from fire, severe weather, accident or other calamity or work stoppage at this facility or the Company’s other facilities could have a material adverse effect on the Company’s reputation or results.

The Company may incur material liabilities under various environmental laws.

The Company is subject to various evolving federal, state, local and foreign environmental laws and regulations governing, among other things, emissions to air, discharge to waters and the generation, handling, storage, treatment and disposal of a variety of hazardous and non-hazardous substances and wastes. These laws and regulations provide for substantial fines and criminal sanctions for violations and impose liability for the costs of cleaning up and damages resulting from past spills, disposals or other releases. Although the Company is not aware of any material expenses required to be made by it to comply with environmental laws, there is no assurance that material expenditures relating to environmental matters might not ultimately become necessary.

Fluctuations in currency exchange rates could adversely affect the Company’s sales and profits.

The Company performs most of its manufacturing in the United States with the remainder of its manufacturing facilities being in The Netherlands and France. Virtually all of the Company’s labor and overhead costs and many of its costs for components and supplies are in U.S. dollars or Euros although the Company also procures some components in Asia. Furthermore, the Company’s customers are located throughout the world. Consequently, fluctuations in currency exchange rates could negatively affect the Company’s results.

The Company cannot make assurances that it will continue to qualify as an S corporation and will continue to be generally exempt from United States federal or state income taxes. A failure to qualify as an S corporation could subject the Company to federal and state income taxes.

The Company made an election to be treated as an S corporation for United States federal and state income tax purposes, commencing January 1, 1998, and an election to treat its eligible subsidiaries as qualified subchapter S subsidiaries for United States federal and state income tax purposes. As an S corporation, the Company is generally not subject to United States federal and most state income taxation on its income from U.S. operations. Rather, the Company’s income, gains, losses, deductions and credits generally flow through to its shareholders.

Section 1361 of the Internal Revenue Code of 1986, as amended, provides that a corporation that meets certain requirements may elect to be taxed as an S corporation. These requirements include but are not limited to: (1) the corporation having only certain types of shareholders, (2) the corporation having 100 shareholders or less and (3) the corporation having only one class of stock. The Company’s management believes that it presently meets the requirements to be treated as an S corporation.

The Company has not obtained a ruling from the Internal Revenue Service or any state tax agency confirming that it will be treated as an S corporation or that the Company’s eligible subsidiaries will be treated as qualified subchapter S subsidiaries for United States federal and state income tax purposes.

Nor has the Company obtained an opinion upon which an investor may rely to this effect. Furthermore, the Company cannot assure investors that the applicable law and regulations will not change in a way that would result in the Company’s treatment as a corporation other than as an S corporation for United States federal and state income tax purposes in the future.

As the Company was a C corporation (that is, a regular corporation for tax purposes) before converting to an S corporation, it is potentially subject to a corporate level “built-in gain” tax generally based on the excess of the fair market value of its assets over their tax basis on its S corporation conversion date (January 1, 1998). As a result, if the Company disposes of its “built-in gain” assets before 2008, it may be required to pay a federal corporate income tax on the realized built-in gain at the highest regular corporate rate. The Company is not currently contemplating making any substantial asset sales.

If for any reason the Company elects to change or lose its S corporation status or its subsidiaries lose their qualified subchapter S subsidiary status, the Company would be required to pay United States federal and state income tax thereby reducing the amount of cash available to repay its debt or to reinvest in its operations which generally would have a material adverse effect on its operating results and financial condition.

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk.

Concentration of Credit Risk

Financial instruments that potentially subject the Company to significant concentrations of credit risk consist primarily of cash and accounts receivable. The Company maintains cash and cash equivalents with well capitalized financial institutions.

The Company’s sales are not materially dependent on a single customer or a small group of customers. No one individual customer balance represented more than 10% of the Company’s total outstanding receivables as of December 31, 2004. Credit risk associated with the Company’s receivables is representative of the geographic, industry and customer diversity associated with the Company’s global business.

The Company also maintains credit controls for evaluating and granting customer credit. As a result, the Company may require that customers provide some type of financial guarantee in certain circumstances.

Foreign Currency Risk

Da-Lite routinely uses forward exchange contracts to hedge raw material purchases from vendors outside of the country of purchase. Gains and losses on these contracts offset changes in the related foreign currency denominated costs.

Interest Rate Risk

Da-Lite does not have any variable rate debt outstanding and the Company’s management does not foresee the need to pursue additional debt financing at this time. Interest related to outstanding balances in the Company’s $5.0 million revolving credit facility is calculated at the prime rate, which was 5.25% at December 31, 2004, and the Company had no outstanding borrowings related to this credit facility on December 31, 2004.

At December 31, 2004, the Company had $150.2 million in fixed-rate long term debt outstanding. There are no earnings risks associated with the Company’s fixed-rate debt. The fair market value of the fixed-rate debt (based on discounted cash flows reflecting borrowing rates currently available for debt with similar terms and maturities) varies with fluctuations in interest rates. A 10% decrease in interest rates would have changed the fair market value of the fixed-rate debt to approximately $175 million from the fair value of approximately $166 million at December 31, 2004. See note 1(n) to the consolidated financial statements for further discussion.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors

Da-Lite Screen Company, Inc.:

We have audited the accompanying consolidated balance sheets of Da-Lite Screen Company, Inc. and subsidiaries (the Company) as of December 31, 2004 and December 26, 2003 and the related consolidated statements of operations, stockholders’ (deficit) equity and comprehensive income, and cash flows for each of the years in the three-year period ended December 31, 2004. In connection with our audits of the consolidated financial statements, we have also audited the financial statement schedule II for each of the years in the three-year period ended December 31, 2004. These consolidated financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements and financial statement schedule are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements and financial statement schedule. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall consolidated financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Da-Lite Screen Company, Inc. and subsidiaries as of December 31, 2004 and December 26, 2003 and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2004, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, the related financial statement schedule II for each of the years in the three-year period ended December 31, 2004, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

As discussed in note 1 to the consolidated financial statements, in 2002, the Company changed its method for accounting for goodwill and related amortization.

February 18, 2005

Item 8.	Financial Statements and Supplementary Data.

DA-LITE SCREEN COMPANY, INC. AND SUBSIDARIES

CONSOLIDATED BALANCE SHEETS

(Dollars in thousands)

	December 31, 2004	December 26, 2003
Assets
Current Assets:
Cash and cash equivalents	$9,306	1,263
Accounts receivable, less allowance for doubtful accounts of $550 in 2004 and $449 in 2003	17,083	16,051
Inventories	11,560	10,222
Prepaid expenses and other	301	484

Total current assets	38,250	28,020

Property, plant and equipment:
Land and land improvements	3,055	2,833
Buildings and building improvements	19,918	14,341
Machinery and equipment	23,833	21,433
Furniture and fixtures	7,603	5,289
Construction in process	77	296

	54,486	44,192
Less accumulated depreciation	30,188	26,318

Net property, plant, and equipment	24,298	17,874

Goodwill	26,604	25,977
Other assets, net	5,192	649

	$94,344	72,520

Liabilities and Stockholders’ (Deficit) Equity
Current liabilities:
Current maturities of long-term debt	$—	3,500
Notes payable	—	600
Accounts payable	4,676	4,019
Checks written in excess of bank balance	—	824
Accrued expenses:
Income taxes	590	272
Interest	1,828	311
Accrued vacation	994	757
Other	3,760	4,001

Total accrued expenses	7,172	5,341

Total current liabilities	11,848	14,284
Long-term debt, net of current maturities	150,200	13,750
Minority interest	852	942

Total liabilities	162,900	28,976

Stockholders’ equity:
Common stock, $1 par value. Authorized 1,000,000 shares; 10,686 shares issued and 5,346.92 and 5,206.52 shares outstanding in 2004 and 2003, respectively	11	11
Additional paid-in capital	230	11,172
Retained (deficit) earnings	(48,633)	55,229
Accumulated other comprehensive income	3,245	1,156
Less treasury stock, 5,339.08 and 5,479.48 shares at cost in 2004 and 2003, respectively	(23,409)	(24,024)

Total stockholders’ (deficit) equity	(68,556)	43,544
Commitments and contingencies (note 10)

	$94,344	72,520

See accompanying notes to consolidated financial statements.

DA-LITE SCREEN COMPANY, INC. AND SUBSIDARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(Dollars in thousands, except per share amounts)

	Year ended December 31, 2004	Year ended December 26, 2003	Year ended December 27, 2002
Net sales	$154,226	129,114	116,728
Cost of sales	85,697	76,643	70,637

Gross profit	68,529	52,471	46,091
Selling, general, and administrative expenses	19,232	15,315	13,068
Depreciation	3,553	3,990	3,754

Operating income	45,744	33,166	29,269

Other expense:
Interest	10,785	1,994	2,428
Minority interest	184	164	144
Miscellaneous, net	1,140	590	699

Total other expense	12,109	2,748	3,271

Income before income taxes	33,635	30,418	25,998
Income Taxes	2,441	1,814	1,589

Net income	$31,194	28,604	24,409

Basic earnings per share	$5,881.92	5,493.95	4,685.49

Basic weighted-average shares outstanding	5,303.37	5,206.45	5,209.49

Diluted earnings per share	$5,788.80	5,468.23	4,676.89

Diluted weighted-average shares outstanding	5,388.68	5,230.94	5,219.07

See accompanying notes to consolidated financial statements.

DA-LITE SCREEN COMPANY, INC. AND SUBSIDARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ (DEFICIT) EQUITY AND

COMPREHENSIVE INCOME

(Dollars in thousands, except per share amounts)

	Common Stock	Additional paid-in capital	Retained (deficit) earnings	Accumulated comprehensive (loss) income	Treasury stock	Total
Balance at December 28, 2001	$11	10,991	37,975	(3,309)	(23,200)	22,468

Comprehensive income:
Net income	—	—	24,409	—	—	24,409
Other comprehensive income:
Foreign currency translation adjustments	—	—	—	1,822	—	1,822
Unrealized loss on derivative instrument	—	—	—	(27)	—	(27)

Total comprehensive income	—	—	24,409	1,795	—	26,204

Repurchase of common stock (30 shares)	—	—	—	—	(852)	(852)
Cashless stock option exercise	—	209	—	—	—	209
Distributions to stockholders ($3,309.89 per share)	—	—	(16,877)	—	—	(16,877)

Balance at December 27, 2002	11	11,200	45,507	(1,514)	(24,052)	31,152

Comprehensive income:
Net income	—	—	28,604	—	—	28,604
Other comprehensive income:
Foreign currency translation adjustments	—	—	—	2,702	—	2,702
Unrealized loss on derivative instrument	—	—	—	(32)	—	(32)

Total comprehensive income	—	—	28,604	2,670	—	31,274

Cashless stock option exercise (6.3 shares)	—	(28)	—	—	28	—
Distributions to stockholders ($3,619.93 per share)	—	—	(18,882)	—	—	(18,882)

Balance at December 26, 2003	11	11,172	55,229	1,156	(24,024)	43,544

Comprehensive income:
Net income	—	—	31,194	—	—	31,194
Other comprehensive income:
Foreign currency translation adjustments	—	—	—	1,845	—	1,845
Reversal of unrealized loss on expired derivative instrument	—	—	—	244	—	244

Total comprehensive income	—	—	31,194	2,089	—	33,283

Exercise of common stock options (140.4 shares)	—	2,361	—	—	615	2,976
Distributions to stockholders ($28,098.03 per share)	—	(13,303)	(135,056)	—	—	(148,359)

Balance at December 31, 2004	$11	230	(48,633)	3,245	(23,409)	(68,556)

See accompanying notes to consolidated financial statements.

DA-LITE SCREEN COMPANY, INC. AND SUBSIDARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Dollars in thousands)

	Year ended December 31, 2004	Year ended December 26, 2003	Year ended December 27, 2002
Cash flows from operating activities:
Net income	$31,194	28,604	24,409

Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	3,553	3,990	3,754
Amortization and write-off of debt issuance costs	1,425	134	209
Gain on disposal of assets	(13)	(28)	—
Cashless stock option exercise	—	—	209
Change in:
Receivable on business interruption insurance claim	—	—	781
Accounts receivable	(725)	(2,429)	(1,255)
Inventories	(1,001)	1,718	(2,714)
Prepaid expenses and other	207	(249)	(47)
Accounts payable	477	(176)	447
Accrued expenses	1,872	649	(619)
Other	(33)	160	144

Total adjustments	5,762	3,769	909

Net cash and cash equivalents provided by operating activities	36,956	32,373	25,318

Cash flows from investing activities:
Cash received on insurance proceeds	—	—	953
Proceeds from sale of assets	27	150	—
Purchase of property, plant and equipment	(8,955)	(3,129)	(4,114)

Net cash and cash equivalents used in investing activities	(8,928)	(2,979)	(3,161)

Cash flows from financing activities:
(Decrease) increase in checks written in excess of bank balance	(824)	177	642
(Payments on) proceeds from revolving credit facility	(600)	600	—
Proceeds from senior notes	160,000	—	—
Payments to retire senior notes	(9,800)	—	—
Payments on long-term debt	(17,250)	(11,250)	(6,000)
Distributions to stockholders	(148,359)	(18,882)	(16,877)
Payments of financing costs	(6,025)	(78)	(645)
Repurchase of common stock	—	—	(852)
Exercise of common stock options	2,976	—	—

Net cash and cash equivalents used in financing activities	(19,882)	(29,433)	(23,732)

Effect of foreign currency exchange rate changes on cash and cash equivalents	(103)	604	459

Net change in cash and cash equivalents	8,043	565	(1,116)
Cash and cash equivalents at beginning of period	1,263	698	1,814

Cash and cash equivalents at end of period	$9,306	1,263	698

Supplemental disclosures of cash flow information:
Income taxes paid during the period	$2,123	2,123	1,446
Interest paid during the period	7,843	1,767	2,339

See accompanying notes to consolidated financial statements.

DA-LITE SCREEN COMPANY, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years ended December 31, 2004, December 26, 2003 and December 27, 2002.

(1)	Summary of Significant Accounting Policies

(a) Organization

Da-Lite Screen Company, Inc. and subsidiaries (the “Company”) primarily manufactures projection screens and other meeting room equipment that are sold throughout the United States and a number of foreign countries. The Company’s principal operations are located in the United States and Europe.

Approximately 88%, 85% and 83% of the Company’s total net sales in 2004, 2003 and 2002, respectively, were from front projection screen sales. The Company’s ten largest customers accounted for approximately 13%, 12%, and 12% of total net sales in 2004, 2003 and 2002. No customer accounted for more than 2%, 2%, and 2% of the Company’s total net sales during 2004, 2003 and 2002.

(b) Principles of Consolidation

The accompanying consolidated financial statements include the accounts of Da-Lite Screen Company, Inc. (Da-Lite) and its wholly owned subsidiary, Visual Structures, Inc. (VSI), a California corporation and Projecta B.V. (Projecta), a Netherlands limited liability company which is 96% owned by Da-Lite and Projecta’s wholly owned subsidiary Procolor S.A.S. (Procolor), a French corporation. VSI was inactive at December 26, 2003 and Da-Lite is in the process of dissolving this corporation. The liquidating entries were made effective December 26, 2003. The liquidation was not reported as discontinued operations as the effect on consolidated results of operations was not material. All material intercompany accounts and transactions have been eliminated.

The Company operates on a 52/53-week year. The Company’s year end ends on the last Friday of December. The fiscal year ended December 31, 2004 was a 53-week year and all other fiscal years were 52-week years.

(c) Use of Estimates

The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

(d) Revenue Recognition

The Company recognizes revenue when it has received an order from a customer, product has been shipped FOB shipping point, the sales price is fixed or determinable and the collectibility of sales price is reasonably assured.

(e) Cash and Cash Equivalents

The Company considers interest bearing instruments with maturities of three months or less at the date of purchase to be the equivalent of cash. The Company had money market accounts, which are considered cash equivalents, of $10.0 million at December 31, 2004. The Company had no cash equivalents at December 26, 2003.

(f) Accounts Receivable

The financial status of customers are routinely checked and monitored by the Company when granting credit. The Company provides an allowance for doubtful accounts based upon historical experience and management’s analysis of past due accounts. At December 31, 2004 and December 26, 2003, no customer accounted for more than five percent of accounts receivable.

(g) Inventories

The Company accounts for its inventory at the lower of cost or market using the first-in, first-out (FIFO) method. Inventory is comprised of the following at (in thousands):

	December 31, 2004	December 26, 2003
Raw materials	$6,473	$5,120
Work in progress	1,692	2,049
Finished goods	3,395	3,053

	$11,560	$10,222

(h) Property, Plant, and Equipment

Property, plant and equipment are recorded at cost. Depreciation is calculated using the straight line method over the estimated useful lives which are ten to fifteen years for land improvements, ten to fifteen years for building and building improvements, three to ten years for machinery and equipment, four to five years for information systems and five to ten years for furniture and fixtures.

(i) Impairment of Long-lived Assets

The Company evaluates the carrying value of long-lived assets when events and circumstances warrant such a review, in accordance with SFAS 144, Accounting for the Impairment or Disposal of Long-lived Assets. If the carrying value of a long-lived asset group is considered impaired, a loss is recognized based on the amount by which the carrying value exceeds the fair market value of the asset group. During the years ended December 31, 2004, December 26, 2003 and December 27, 2002, no such impairment was recognized.

(j) Goodwill

The Company adopted SFAS No. 142, Accounting for Goodwill and Other Intangible Assets, on December 29, 2001. SFAS No. 142 requires that goodwill be tested at least annually for impairment or when events or changes in circumstances occur by determining whether the carrying amount of goodwill exceeds its implied fair value as described in SFAS 142. With the adoption of SFAS No. 142, goodwill is no longer subjected to amortization. Goodwill represents the excess of purchase price over fair value of identifiable net assets acquired. Prior to 2002, goodwill was amortized on a straight line basis over periods of 15 to 40 years. Goodwill, net of amortization, is shown separately on the face of the balance sheet. Management has determined there were no indicators of impairment in 2004, 2003 and 2002. The change in the balance of goodwill is the result of foreign currency translation. Additional information regarding goodwill is included in note 7.

(k) Other Assets, Net

Other assets, net includes deferred financing costs of $5.7 million and $0.7 million less accumulated amortization of $0.5 million and $0.2 million at December 31, 2004 and December 26, 2003, respectively. The Company amortizes the deferred financing costs over the life of the long term debt. In conjunction with the retirement of long term debt, the Company writes-off the related deferred financing costs. Amortization and write-offs in a given year are recognized as a component of interest expense.

(l) Foreign Currency Translation

The Company conducts business on a multinational basis. The Company’s exposure to market risk for changes in foreign currency exchange rates arises from foreign currency denominated monetary assets and liabilities and anticipated transactions arising from international business. The Company’s primary currency exposure relates to the Euro.

The functional currency for Projecta and Procolor is their local currency (Euro). Foreign currency accounts were translated into United States dollars at exchange rates in effect at the end of the year for all asset and liability accounts, at the historical exchange rate for common stock and additional paid-in capital and at average exchange rates during the year for income and expense accounts. The gains or losses from these translations are included in accumulated other comprehensive income. For additional discussion, see note 9.

The Company periodically uses forward exchange contracts to hedge purchase orders. Gains or losses on settlement are recorded through operations and were not material in 2004, 2003, or 2002. There were open forward exchange contracts at December 31, 2004 with a notional value of $1.6 million. The fair value of open forward exchange contracts was not material. There were no open forward exchange contracts at December 26, 2003.

(m) Product Warranties

At the time a sale is recognized, the Company estimates future warranty costs based on historical warranty claims. For the years ended December 31, 2004, December 26, 2003 and December 27, 2002, the effect of warranty costs on operations and financial position was not material.

(n) Disclosures About Fair Value of Financial Instruments

Financial instruments are described as cash or contractual obligations or rights to pay or receive cash. The fair value of certain financial instruments approximates the carrying value because of the short term maturity of these instruments including cash and cash equivalents, accounts receivable, inventory, prepaid expenses, accounts payable and accrued expenses. The estimated fair value of long term debt is approximately $166 million based upon the quoted market value at December 31, 2004.

(o) Derivative Instruments

The Company had an interest rate swap that expired in January 2004 that was considered a hedge of the forecasted interest payments on variable rate debt (cash flow hedge). For a cash flow hedge, changes in fair value of the derivative instrument to the extent that it is effective are recorded in stockholders’ equity and subsequently reclassified to net income in the same period that the hedged transaction impacts net income.

The Company formally documented the relationship between the hedging instrument and the hedged item, as well as the risk management objective and strategy for undertaking various hedge transactions. The Company also formally assessed, both at the inception of the hedge and on an ongoing basis, whether derivative instruments used are highly effective in offsetting changes in cash flows of hedged items. If it had been determined that the derivative instrument had not been highly effective as a hedge, hedge accounting would have been discontinued and changes in fair value of the interest rate swap would have been recognized through earnings.

At December 31, 2004, there were no derivative instruments outstanding, except for the foreign currency exchange contracts discussed in note 1(l) and the embedded derivative discussed in note 2.

(p) Stock Option Plan

The Company applies the intrinsic value based method of accounting prescribed by Accounting Principles Board (APB) Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations. Under this method, compensation expense is recorded on the date of grant only if the current market price of the underlying stock exceeded the exercise price. Since the exercise price equals the market value of the underlying common stock on the date of grant, no compensation expense is recognized. For the years ended December 31, 2004, December 26, 2003 and December 27, 2002, the Company recognized compensation expense of $1.7 million, $0.0 million and $0.3 million, respectively. Compensation expense recognized in 2004 relates to the modification of the exercise price of a certain member of management’s 40 options of common stock to an amount less than the original exercise price. SFAS No. 123, Accounting for Stock-Based Compensation, established accounting and disclosure requirements using a fair value-based method of accounting for stock-based employee based compensation plans. As allowed by SFAS No. 123, the Company has elected to continue to apply the intrinsic value based method of accounting described above and has adopted the disclosure requirements of SFAS No. 123. For further discussion, see note 5.

The Company has a nonqualified stock option plan under which options are granted to certain employees. The plan authorizes grants of options to purchase 737 shares, all of which have been granted. The Company has not disclosed the effect on net income as if the Company had applied the fair value recognition provisions of SFAS 123, Accounting for Stock Based Compensation, due to immateriality.

(q) Income Taxes

Da-Lite and VSI are taxed under the provisions of the Internal Revenue Code regulating small business corporations (Subchapter S). Under the provisions of Subchapter S, tax liabilities and benefits flow through to the stockholders of Da-Lite. Therefore, no provision or liability is recorded in the consolidated financial statements for taxable income of Da-Lite or VSI. The Company pays foreign income taxes on the earnings of Projecta and Procolor. Foreign income taxes are recorded in the consolidated financial statements. See note 3 for further information.

(r) Research and Development

Research and development costs for company sponsored research and development projects are expensed as incurred. Such costs are classified as part of cost of sales and were not material to consolidated results of operations for the years ended December 31, 2004, December 26, 2003 and December 27, 2002.

(s) Recent Accounting Pronouncements

In December 2004, the FASB issued SFAS No. 123 (Revised 2004), Share-Based Payment, that revised FASB Statement No. 123, Accounting for Stock-Based Compensation and superseded APB Opinion No. 25, Accounting for Stock Issued to Employees, and its related implementation guidance. SFAS No. 123R focuses primarily on accounting for transactions in which an entity obtains employee services through share-based payment transactions. SFAS No. 123R requires a public entity to measure the cost of employee services received in exchange for the award of equity instruments based on the fair value of the award at the date of grant. The cost will be recognized over the period during which an employee is required to provide services in exchange for the award. SFAS No. 123R is effective as of the beginning of the first interim or annual reporting period that begins after June 15, 2005. The ultimate amount of increased compensation expense will be dependent on whether the Company adopts SFAS 123R using the modified prospective or retrospective method, the number of option shares granted during the year, their timing and vesting period, and the method used to calculate the fair value of the awards, among other factors. The adoption of SFAS 123R is not expected to have a material effect on the results of operations or financial position of the Company.

In December 2004, the FASB issued SFAS No. 153, Exchanges of Nonmonetary Assets, an amendment of APB Opinion No. 29, that amends Opinion 29 to eliminate the exception from fair value measurement for nonmonetary exchanges of similar productive assets and replaces it with an exception for exchanges that do not have commercial substance. The provisions of this Statement are effective for all nonmonetary exchanges occurring in fiscal periods beginning after June 15, 2005. The adoption of this Statement is not expected to have a material effect on the results of operations or financial position of the Company.

In December 2004, the FASB issued SFAS No. 152, Accounting for Real Estate Time-Sharing Transactions, an amendment of FASB Statements No. 66 and 67, to reference the financial accounting and reporting guidance for real estate time-sharing transactions that is provided in AICPA Statement of Position (SOP) 04-2, Accounting for Real Estate Time-Sharing Transactions and to state that the guidance for (a) incidental operations and (b) costs incurred to sell real estate projects does not apply to real estate time-sharing transactions. The accounting for those operations and costs are subject to the guidance in SOP 04-2. The provisions of this Statement will become effective for financial statements for fiscal years beginning after June 15, 2005. The adoption of this Statement will not have a material effect on the results of operations or financial position of the Company.

In November 2004, the FASB issued SFAS No. 151, Inventory Costs, an amendment of ARB No. 43, Chapter 4. This Statement amends the guidance in ARB No. 43, Chapter 4, “Inventory Pricing,” to clarify the accounting for abnormal amounts of idle facility expense, freight, handling costs, and wasted material (spoilage). Paragraph 5 of ARB 43, Chapter 4, previously stated that “…under some circumstances, items such as idle facility expense, excessive spoilage, double freight, and rehandling costs may be so abnormal as to require treatment as current period charges....” This Statement requires that those items be recognized as current period charges regardless of whether they meet the criterion of “so abnormal.” In addition, this Statement requires that allocation of fixed production overheads to the costs of conversion be based on the normal capacity of the production facilities. The provisions of this Statement are effective for inventory costs incurred during fiscal years beginning after June 15, 2005. The adoption of this Statement is not expected to have a material effect on the results of operations or financial position of the Company.

(t) Earnings Per Share

Basic earnings per share are computed using the weighted average number of actual common shares outstanding during the period. Diluted earnings per share reflect the potential dilution that would occur from the exercise of common stock options outstanding. The following table presents the calculations of earnings per share for the years ended (in thousands, except per share data):

	December 31, 2004	December 26, 2003	December 27, 2002
Net income	$31,194	$28,604	$24,409

Basic weighted average shares outstanding	5,303.37	5,206.45	5,209.49
Dilutive effect of stock options	85.31	24.49	9.58

Diluted weighted average shares outstanding	5,388.68	5,230.94	5,219.07

Earnings per share:
Basic	$5,881.92	$5,493.95	$4,685.49
Diluted	$5,788.80	$5,468.23	$4,676.89

At December 27, 2002, the Company excluded 100 options with an exercise price of $30,500 from the calculation of diluted weighted average shares outstanding because they were anti-dilutive.

(2)	Notes Payable, Revolving Credit Agreement, and Long-term Debt

At December 31, 2004, Projecta had a line of credit with maximum possible borrowings equal to the lower of 1.5 million Euros or certain percentages of Projecta’s eligible accounts receivable and inventory. No borrowings were outstanding under this line of credit at December 31, 2004 and December 26, 2003.

Long term debt at December 31, 2004 and December 26, 2003 consisted of the following (in thousands):

	December 31, 2004	December 26, 2003
Senior debt	$150,200	17,250
Less current maturities	—	3,500

Long term debt, net of current maturities	$150,200	13,750

The Company issued $160 million of 9½% senior unsecured notes due in May 2011 in a private offering during the second quarter of 2004 to retire approximately $15.0 million of indebtedness outstanding under a then existing credit facility, to pay a special distribution to shareholders of approximately $134.6 million and for general corporate purposes. The Company may redeem any of the notes beginning on May 15, 2007 with an initial redemption price of 109.500% of their principal amount plus accrued interest. In addition, before May 15, 2007, the Company may redeem up to 35% of the notes at a redemption price of 109.500% of their principal amount plus accrued interest using the proceeds from sales of certain kinds of its capital stock. The Company has determined the early redemption option to be an embedded derivative and has determined the value of the embedded derivative to be immaterial. Any outstanding principal is due in May 2011 and interest is payable semi-annually in arrears on May 15 and November 15 of each year beginning on November 15, 2004.

The Company registered with the Securities and Exchange Commission (the “SEC”) $160 million of new 9½% Senior Notes due 2011 which have substantially identical terms to the Company’s outstanding 9½% Senior Notes due 2011 pursuant to a Registration Statement on Amendment 1 to Form S-4 which was declared effective by the SEC on August 2, 2004. On August 10, 2004, the Company commenced an offer to exchange its outstanding 9½% Senior Notes due 2011 for the new 9½% Senior Notes due 2011 which were registered with the SEC. The Company completed this exchange offer on September 9, 2004 and exchanged all of the new registered notes for the previously outstanding notes.

In the Indenture related to the 9½% Senior Notes due 2011, the Company agreed to covenants that limit its and its Restricted Subsidiaries’ ability, among other things, to: (a) incur additional debt and issue Preferred Stock, (b) pay dividends, acquire shares of capital stock, make payments on subordinated debt or make investments, (c) place limitations on distributions from Restricted Subsidiaries, (d) issue or sell capital stock of Restricted Subsidiaries, (e) issue guarantees, (f) sell or exchange assets, (g) enter into transactions with shareholders and affiliates, (h) create liens and (i) effect mergers. In addition, if a Change of Control occurs, each Holder of Notes will have the right to require the Company to repurchase all or part of the Holder’s Notes at a price equal to 101% of their principal amount, plus any accrued interest to the date of purchase.

At December 31, 2004, the Company had an unsecured revolving credit facility that expires in May 2006 with maximum possible borrowings equal to $5.0 million. At December 31, 2004, the Company had no outstanding balances under this line of credit. Interest on outstanding borrowings related to this line of credit is calculated at the prime rate which was 5.25% on December 31, 2004.

The Company has provided an insurance carrier with a standby letter of credit for $0.3 million.

Da-Lite had a credit agreement with Bank of America. The credit agreement provided for a revolver loan with a maximum aggregate of $10,000,000 (including $1,000,000 letter of credit sub limit) and a term loan of $30,000,000. The agreement provided for an annual commitment fee of 0.50% based on the average undrawn amount of the Revolving Credit Commitment, as defined in the agreement, payable in arrears on each quarterly date. Interest on the term loans was payable quarterly at the following rates: for Base Rate loans, at a rate per annum equal to the lessor of the Highest Lawful Rate or the Base Rate (higher of (a) the Federal Funds Rate plus ½ of 1% or (b) the prime rate) plus the applicable rate (0.50% at December 26, 2003), and for the Eurodollar loans, at a rate per annum equal to the lessor of the Highest Lawful Rate or the Eurodollar rate plus the applicable rate (1.50% at December 26, 2003). The interest rate on various amounts of the term loan at December 26, 2003 varied from 2.67% to 2.75%. The term loan was due in quarterly installments, ranging from $750,000 to $2,250,000, with final payment due on the last business day of December 2006. At December 26, 2003, the Company had $600,000 outstanding on the revolver loan. The revolver loan was set to expire on August 15, 2007 and had an interest rate of 4.5% at December 26, 2003. Amounts outstanding under the agreement were secured by substantially all the assets of Da-Lite.

The loan agreement contained various compliance covenants related to certain financial ratios and restrictions on additional indebtedness, capital expenditures, dividends and other items. The failure to comply with the compliance covenants or the occurrence of events of default would generally have required the repayment of any outstanding borrowings under the credit agreement.

The Company had an interest rate swap agreement, that expired in January 2004, to reduce the impact of changes in interest rates on a portion of its variable rate debt. At December 26, 2003, the total notional value of the agreement was $17,500,000.

The fair value of the interest rate swap was a liablity of approximately $244,000 at December 26, 2003, which was recorded in other accrued expenses, with an offsetting charge to equity. There was no ineffectiveness recognized on this interest rate swap during the years ended December 26, 2003 and December 27, 2002.

(3)	Income Taxes

Income taxes for the years ended December 31, 2004, December 26, 2003 and December 27, 2002 consisted of the following (in thousands):

	December 31, 2004	December 26, 2003	December 27, 2002
Projecta current foreign taxes	$2,275	1,784	1,546
Procolor current foreign taxes	166	30	43

Total	$2,441	1,814	1,589

There are no deferred income taxes recorded in the consolidated financial statements.

(4)	Profit Sharing and Retirement Plans

Da-Lite has a 401(k) retirement plan covering all full-time Da-Lite employees meeting certain service requirements. Under the terms of the plan, employees can contribute up to 16% of maximum compensation as prescribed by law to the plan and Da-Lite may match 50% of the first 6% contributed by the employees. Also, under the terms of the plan, Da-Lite may make discretionary profit sharing contributions. The discretionary contributions are determined by management. Da-Lite accrued approximately $0 and $201,000 in discretionary contributions to the plan for the years ended December 31, 2004 and December 26, 2003, respectively. Projecta is a participant in a multi-employer benefit plan covering substantially all Projecta employees. For the years ended December 31, 2004, December 26, 2003 and December 27, 2002, Projecta made contributions of approximately $319,000, $269,000 and $70,000 respectively.

(5)	Stock Options

The Company has a nonqualified stock option plan under which options are granted to certain employees. Options under the plan generally vest one-fifth each year from the anniversary date of grant and additional awards are generally made each year. During 2004 and 2002, the Company also granted options to certain employees that were immediately 100% vested. The options expire after ten years from the date of grant. Fair value calculations are based on highly subjective assumptions about the future. The Company used the Black-Scholes option pricing model and the minimum value method and determined that the fair value of grants made was not material. Accordingly, there is no pro forma compensation expense for SFAS No. 123 disclosure purposes.

The exercise prices of previously granted options were reduced by $25,500 per share to reflect the reduction in value of the underlying stock due to a special dividend paid to shareholders in May 2004.

The stock option activity and weighted average exercise prices follow:

	December 31, 2004		December 26, 2003		December 27, 2002
	Options	Exercise price	Options	Exercise price	Options	Exercise price
Outstanding, beginning of year	138	$28,642	147	$28,282	181	$26,925
Granted at market price	150	17,245	5	34,500	10	30,500
Granted at market price	50	15,418	—	—	—	—
Exercised	(140)	(8,985)	—	—	(14)	9,650
Forfeited	—	—	(4)	25,700	(4)	27,477
Forfeited	—	—	(10)	27,447	(12)	28,520
Forfeited	—	—	—	—	(14)	30,500

Outstanding, end of year	198	$15,921	138	$28,642	147	$28,282

Exercisable, end of year	192	$16,194	127	$28,647	127	$28,873

A summary of stock options outstanding and exercisable as of December 31, 2004 follows:

	Options outstanding			Options exercisable
Exercise price	Number outstanding	Weighted average remaining life (years)	Weighted average exercise price	Number exercisable	Weighted average exercise price
$200	1	5	$200	—	$200
558	1	5.2	558	—	558
5,000	12	7.4	5,000	12	5,000
9,000	4	8.4	9,000	—	9,000
15,418	30	9.4	15,418	30	15,418
17,245	150	9.4	17,245	150	17,245

	198	9.2	15,921	192	16,194

(6)	Insurance Recovery

On October 24, 2001, the Company’s facilities in Warsaw, Indiana were damaged by a tornado. As of December 27, 2002, the Company had received all the insurance proceeds. The portion of the insurance claim relating to business interruption of approximately $1,067,000 was credited to cost of sales during the year ended December 27, 2002. The net effect of the tornado was not material to the consolidated financial statements.

(7)	Goodwill

Goodwill consists of the following for the years ended (in thousands):

	December 31, 2004			December 26, 2003
	Gross amount	Accumulated amortization	Net amount	Gross amount	Accumulated amortization	Net amount
United States	$28,854	8,414	20,440	28,854	8,414	20,440
Europe	8,280	2,116	6,164	7,485	1,948	5,537

	$37,134	10,530	26,604	36,339	10,362	25,977

The changes in the carrying value of goodwill for the years ended December 31, 2004, December 26, 2003 and December 27, 2002 are as follows (in thousands):

	United States	Europe	Total
Balance as of December 27, 2002	$20,440	4,625	25,065
Foreign currency translation	—	912	912

Balance as of December 26, 2003	20,440	5,537	25,977
Foreign currency translation	—	627	627

Balance as of December 31, 2004	$20,440	6,164	26,604

(8)	Financial Information about Industry Segments

The Company primarily manufactures projection screens and other meeting room equipment that are sold throughout the United States and Europe. Based on its operations, the Company has established two reportable segments: United States and Europe. The United States segment includes the operations of Da-Lite and VSI. The Europe segment includes the operations of Projecta and Procolor. All significant intersegment transactions have been eliminated.

Operating cash flow is the measure reported to the chief decision maker for use in assessing segment performance and allocating resources. Operating cash flow for segment reporting is net sales less operating costs and does not include depreciation and amortization, interest expense, or minority interest. The Company does not allocate costs between segments.

The following table presents financial information by segment for the years ended (in thousands):

	December 31, 2004	December 26, 2003	December 27, 2002
Net Sales:
United States	$124,094	104,327	97,031
Europe	30,132	24,787	19,697

Total net sales	$154,226	129,114	116,728

Operating income:
United States	$38,676	27,927	24,627
Europe	7,068	5,239	4,642

Total operating income	$45,744	33,166	29,269

Income before income tax:
United States	$26,776	25,338	21,532
Europe	6,859	5,080	4,466

Total income before income tax	$33,635	30,418	25,998

Net income:
United States	$26,776	25,338	21,532
Europe	4,418	3,266	2,877

Total net income	$31,194	28,604	24,409

Total assets:
United States	$67,189	51,988	53,411
Europe	27,155	20,532	16,077

Total assets	$94,344	72,520	69,488

Total liabilities:
United States	$157,332	25,064	34,556
Europe	5,568	3,912	3,780

Total liabilities	$162,900	28,976	38,336

(9)	Accumulated Other Comprehensive Income (Loss)

The components of accumulated other comprehensive income (loss) are as follows for the years ended (in thousands):

	December 31, 2004	December 26, 2003	December 27, 2002
Cumulative foreign exchange translation adjustments	$3,245	1,400	(1,302)
Fair value of effective cash flow hedges	—	(244)	(212)

	$3,245	1,156	(1,514)

(10)	Commitments and Contingencies

The Company leases production space and equipment under noncancelable operating leases. Some of the Company’s leases provide that the Company pay taxes, insurance, maintenance and other operating expenses. Rent expense under operating leases totaled $32,000, $219,000 and $295,000 in 2004, 2003 and 2002, respectively. At December 31, 2004, minimum future lease payments consisted of $27,000 and $20,000 in 2005 and 2006, respectively.

The Company is involved in certain legal proceedings in the ordinary course of business. Management believes that all of the Company’s pending litigation is routine in nature and that none of this litigation is likely to have a material adverse effect on the results of operations or financial position of the Company.

(12)	Selected Quarterly Financial Data (unaudited)

	First	Second	Third	Fourth
	(in thousands, except per share data)
Year ended December 26, 2003
Net sales	$31,730	$30,881	$32,238	$34,265
Gross Profit	13,348	12,008	12,838	14,277
Operating income	8,374	7,638	7,991	9,163
Income before income taxes	7,803	7,083	7,421	8,111
Net income	7,314	6,681	7,109	7,500
Basic earnings per share	1,404.85	1,283.20	1,365.40	1,440.50
Diluted earnings per share	1,398.95	1,277.32	1,358.82	1,433.14

Year ended December 31, 2004
Net sales	$39,080	$38,381	$37,929	$38,836
Gross Profit	17,343	17,454	16,842	16,890
Operating income	11,805	10,532	12,149	11,258
Income before income taxes	11,348	7,956	8,215	6,116
Net income	10,621	7,272	7,806	5,495
Basic earnings per share	2,029.88	1,372.35	1,461.57	1,027.71
Diluted earnings per share	2,018.88	1,367.17	1,442.63	1,011.13

Schedule II–Valuation and Qualifying Accounts

Description	Balance at beginning of period	Charges to		Deductions	Balance at end of period
		Costs and expenses	Other accounts
	(in thousands)
Allowance for doubtful accounts:
Year ended December 27, 2002	$431	581	—	613	399
Year ended December 26, 2003	399	883	—	833	449
Year ended December 31, 2004	449	692	—	591	550

Inventory allowance:
Year ended December 27, 2002	$224	258	—	461	21
Year ended December 26, 2003	21	330	—	—	351
Year ended December 31, 2004	351	435	—	495	291

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A.	Controls and Procedures.

(a)	Evaluation of Disclosure Controls and Procedures. Based on the evaluation required by Rule 15d-15(b) under the Securities Exchange Act of 1934, the principal executive officer and principal financial officer of Da-Lite have concluded that the Company’s disclosure controls and procedures (as defined in Rule 15d-15(b)) as of the end of the period covered by this report were effective to ensure that the information required to be disclosed by the Company in reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time period specified in SEC rules and forms. The disclosure controls and procedures are designed to only provide reasonable assurance of achieving the desired control objections.

(b)	Changes in internal control over financial reporting. There was no change in Da-Lite’s internal control over financial reporting that occurred during the last fiscal quarter that has materially affected or is reasonably likely to materially affect the Company’s internal control over financial reporting.

Item 9B.	Other Information.

None.

PART III

Item 10.	Directors and Executive Officers of the Registrant.

The following table sets forth information regarding Da-Lite’s executive officers and directors as of December 31, 2004.

Name	Age	Position
Richard E. Lundin	54	Chairman, President and Chief Executive Officer
Judith D. Loughran	57	Senior Vice President—Sales and Marketing
Jerry C. Young	57	Vice President—Finance and Chief Financial Officer
Peter A. de Kroon	50	Managing Director, Projecta B.V.
David N. Walthall	59	Lead Director
James S. Cownie	60	Director
James M. Hoak	61	Director
Wayne Kern	72	Director
David J. Lundquist	62	Director

Richard E. Lundin. Mr. Lundin has been the Company’s President and Chief Executive Officer since 1989 and has served as Chairman of the Board since 1998. After being named President of Gulf & Western’s Healthcare Division (a manufacturer of patient handling equipment) in 1982 at the age of 30, Mr. Lundin went on to be President of two other companies before accepting his position with Da-Lite in 1989.

Judith D. Loughran. Ms. Loughran has been the Company’s Senior Vice President—Sales and Marketing since 1998. From 1989 to 1998 she was Da-Lite’s Vice President—Sales and Marketing. Ms. Loughran was employed by Thonet Industries (a manufacturer of furniture) in York, Pennsylvania from 1982 to 1986, where she first worked for Mr. Lundin. From 1986 through 1989 she worked for Cole Office Environment (a furniture manufacturer), also in York.

Jerry C. Young. Mr. Young has been the Company’s Vice President—Finance and Chief Financial Officer since 1999. Mr. Young’s background includes working for Price Waterhouse, Clark Equipment, Zimmer Inc. (a manufacturer of orthopedic implants which was a subsidiary of Bristol-Myers Squibb Company while Mr. Young was employed by them) and most recently as an independent consultant. While with Zimmer from 1979 to 1996, he was the International Controller, a Vice President Controller of the United States Sales Division and a Vice President of Projects involving the startup of operations in Puerto Rico and China.

Peter A. de Kroon. Peter A. de Kroon has been the managing director of Projecta B.V. and head of the Company’s European operations since 1987. Previously, he worked in various sales, marketing and operating capacities in Europe and the Middle East for Phillips N.V., an electronics manufacturer.

David N. Walthall. Mr. Walthall has served as a director since 1989 and became the Company’s lead director in 2004. He has been retired for the past five years. Mr. Walthall invests primarily in real estate on a project-by-project basis through Walthall Asset Management Corporation. He is a director of 40/86 High Yield Fund, a closed end high yield bond fund that is listed on the New York Stock Exchange. Previously, he served as President of Lyric Corporation (a producer of children’s television programming, including “Barney and Friends”), President and Chief Executive Officer of Heritage Media Corporation (a company with operations in in-store advertising, broadcasting and direct mail advertising) and Vice President in charge of outdoor advertising and communication products operations for Heritage

Communications, Inc. (a diversified media company with operations in cable television, broadcasting, outdoor advertising and communications products).

James S. Cownie. Mr. Cownie has served as a director since 1989. For the past five years he has been self-employed as an investor. Previously, Mr. Cownie was President and Chief Executive Officer of New Heritage Associates (an operator of cable television systems) and President in charge of cable television operations of Heritage Communications, Inc. Mr. Cownie currently serves as a director of The Macerich Company.

James M. Hoak. Mr. Hoak has served as a director since 1989. He has served as Chairman of Hoak Media, LLC (a television broadcaster) since its formation in August 2003. Previously, Mr. Hoak served as Chairman and a Principal of Hoak Capital Corporation (a private equity investment firm), Chairman of HBW Holdings, Inc. (an investment bank), Chairman and Chief Executive Officer of Crown Media Corporation (an operator of cable television systems), Chairman of Heritage Media Corporation and Chairman and Chief Executive Officer of Heritage Communications, Inc. Mr. Hoak is also a director of Grande Communications, Inc., Pier 1 Imports, Inc. and Texas Industries, Inc.

Wayne Kern. Mr. Kern has served as a director since 1989 and also serves as the Company’s Secretary. For the past five years he has been retired, but also serves as a director and the Secretary of Dynamex Inc. (a delivery and logistics company). Previously, he served as Vice President, General Counsel and Secretary of Crown Media Corporation, President of Hoak Securities, Inc. (a predecessor of HBW Holdings, Inc.) and Vice President, General Counsel and Secretary of Heritage Communications, Inc.

David J. Lundquist. Mr. Lundquist has served as a director since 1989 and served as the Company’s Chairman from 1989 until 1998 and the Company’s Vice Chairman from 1998 until 2004. For the past five years Mr. Lundquist has been a managing director of Lundquist, Schiltz and Associates (a money management company). Previously, he served as Executive Vice President and Chief Financial Officer of New Heritage Associates and Vice President and Chief Financial Officer of Heritage Communications, Inc.

Board of Directors and Committees of the Board

The Company’s board of directors is composed of six directors. Each director serves for an annual term and until a successor is elected and qualified. All of the directors have been elected and continue to hold their positions pursuant to the terms of the shareholders’ agreement among all of the Company’s shareholders. See “Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.”All of the Company’s directors receive cash compensation of $1,500 each quarter and are reimbursed for reasonable out-of-pocket expenses incurred in attending board or committee meetings. Audit committee members will receive a fee of $500 per meeting.

Audit Committee

Da-Lite’s board of directors has established an audit committee to assess, report and make recommendations to the board of directors regarding the Company’s independent auditors, financial statements, internal audit activities and legal compliance. The Company’s audit committee consists of Messrs. Hoak, Kern and Lundquist with Mr. Lundquist serving as the chair. The Company’s board of directors has determined that each of Messrs. Hoak and Lundquist is an “audit committee financial expert” as defined by the rules of the SEC.

Finance Code of Professional Conduct

The Company has adopted a Finance Code of Professional Conduct applicable to its Chief Executive Officer, Chief Financial Officer, Corporate Controller and all other employees of its finance organization which satisfies the SEC’s requirements for a “code of ethics.” A copy of the Company’s Finance Code of Professional Conduct has been filed as an exhibit to this report.

Item 11.	Executive Compensation.

Summary Compensation Table

The following table provides information for the last three years concerning the compensation of the Company’s Chief Executive Officer and its other executive officers.

Name and Principal Position	Year	Annual Compensation		Long-Term Compensation Awards	All Other Compensation ($)
		Salary ($)	Bonus ($)	Securities Underlying Options (#)
Richard E. Lundin	2004	350,000	175,000	50	10,800	(1)
Chairman, President and Chief Executive Officer	2003	350,000	200,000	—	10,800	(1)
	2002	325,000	100,000	—	10,800	(1)

Judith D. Loughran	2004	226,250	125,000	50	4,800	(2)
Senior Vice President–Sales and Marketing	2003	155,000	78,000	—	4,800	(2)
	2002	150,000	30,000	—	4,800	(2)

Jerry C. Young	2004	201,250	125,000	50	4,800	(2)
Vice President–Finance and Chief Financial Officer	2003	130,000	65,000	—	4,800	(2)
	2002	120,833	40,000	—	4,800	(2)

Peter A. de Kroon	2004	157,860	124,229	—	14,907	(3)
Managing Director Projecta, B.V.	2003	144,761	62,008	—	14,093	(3)
	2002	117,044	56,452	—	11,761	(3)

(1)	Consists of car allowance of $4,800 and director fees of $6,000 in 2003 and 2002.

(2)	Consists of car allowance of $4,800 for each year.

(3)	Represents car allowance for each year.

Stock Option Plan

Da-Lite grants nonqualified stock options to certain employees pursuant to the Da-Lite Screen Company, Inc. 1999 Stock Option Plan. The options expire ten years from the date of grant. Concurrently with the closing of the offering of the original notes, the Company awarded each of Mr. Lundin, Ms. Loughran and Mr. Young a ten year vested option to purchase 50 shares of its common stock at an exercise price of $17,245 per share. The Company also reduced the exercise price of previously granted options by $25,500 per share to reflect the special dividend. See note 5 of the notes to consolidated financial statements.

Option Grants in Last Fiscal Year

Individual Grants					Potential Realizable Value At Assumed Annual Rates of Stock Price Appreciation For Option Term
Name	Number of Securities Underlying Options Granted (#)	Percent of Total Options Granted to Employees In Fiscal Year	Exercise of Base Price ($/Share)	Expiration Date	5% ($)	10% ($)
Richard E. Lundin	50	25.0%	17,245.00	5/17/2014	542,264	1,374,204
Chairman, President and Chief Executive Officer

Judith D. Loughran	50	25.0%	17,245.00	5/17/2014	542,264	1,374,204
Senior Vice President–Sales and Marketing

Jerry C. Young	50	25.0%	17,245.00	5/17/2014	542,264	1,374,204
Vice President–Finance and Chief Financial Officer

401(k) Plan

The Da-Lite Screen Company, Inc. 401(k) Retirement Plan covers all full-time employees who meet certain service requirements. Under the terms of the plan, employees may contribute to the plan up to 16% of maximum compensation as prescribed by law and the Company may match 50% of the first 6% contributed by the employees. Effective June 1, 2001 the Company stopped matching employee contributions. Under the terms of the plan, Da-Lite may make discretionary profit sharing contributions which are determined by management.

Aggregated Option Exercises in Fiscal Year 2004 and Fiscal Year End Option Values

The following table provides information regarding the pretax value realized from the exercise of stock options during 2004 and the value of in-the-money options held as of the end of 2004 by the persons named in the Summary Compensation Table.

Name	Shares Acquired on Exercise (#)	Value Realized ($)		Number of Securities Underlying Unexcercised Options at Fiscal Year-End 2004 (Both In-and-At-the-Money) (#)		Value of Unexcercised In-the-Money Options at Fiscal Year-End ($) (1)
				Exercisable	Unexercisable	Exercisable	Unexercisable
Richard E. Lundin	40	1,709,760	(2)	50	—	609,417	—
Judith D. Loughran	35	364,630		50	—	609,417	—
Jerry C. Young	25	341,275		50	—	609,417	—

(1)	Value of options has been calculated using an assumed share value of $29,433.33 at December 31, 2004 (being a price based on an assumed valuation of Da-Lite of approximately six times EBITDA less debt for the twelve months ended December 31, 2004).

(2)	In connection with the execution of Mr. Lundin’s employment agreement in April 2004, the Company agreed to the exercise of his option to purchase 40 shares of the Company’s common stock without payment of $1,219,960 of the original exercise price.

Employment Agreements

The Company entered into employment agreements in April 2004 with each of Richard E. Lundin, Judith D. Loughran and Jerry C. Young each with a term of four years. The agreements provide for annual cash compensation for Mr. Lundin, Ms. Loughran and Mr. Young in amounts of $350,000, $250,000 and $225,000, respectively. In the event of a change in control of Da-Lite or certain other corporate transactions (as defined therein), the agreements provide that these executives will be entitled to increased annual cash compensation of $750,000, $300,000 and $300,000, respectively. Under these employment agreements each of these executives is provided employee benefits generally made available to Da-Lite executives, including a car allowance of at least $400 per month. In connection with the execution of Mr. Lundin’s employment agreement, the Company agreed to the exercise of his option for 40 shares of our common stock without payment of $1,219,960 of the original exercise price.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table sets forth certain information regarding the beneficial ownership of the Company’s common stock as of February 16, 2005 by: (1) each of the Company’s executive officers and directors individually and (2) all of the Company’s executive officers and directors as a group. The address for each of the Company’s beneficial owners is c/o Da-Lite Screen Company, Inc., 3100 North Detroit Street, P.O. Box 137, Warsaw, Indiana 46581-0137.

Name	Shares		Percentage (1)
James S. Cownie	1,278.51	(2)	23.89%
James M. Hoak	1,750.69	(3)	32.72%
Wayne Kern	245.99		4.60%
David J. Lundquist	382.93	(4)	7.16%
David N. Walthall	307.62		5.75%
Richard E. Lundin	305.00	(5)	5.65%
Judith D. Loughran	167.00	(5)	3.09%
Jerry C. Young	75.00	(5)	1.39%
Peter A. de Kroon	—		—
All directors and executive officers as a group (9 people)	4,512.74		82.04%

(1)	Calculated based on 5,350.62 shares outstanding and excluding all options except as to each individual under options as described in notes (5) and (6) below, as the case may be.

(2)	Consists of (a) 1,041.51 shares held in a revocable trust for the benefit of Mr. Cownie for which he serves as trustee and (b) 237.00 shares held in a trust for the benefit of Mr. Cownie and his children for which he serves as trustee.

(3)	Consists of (a) 250.69 shares held in Mr. Hoak’s name and (b) 1,500.00 shares held by Mr. Hoak’s wife, Nancy J. Hoak.

(4)	Represents 382.93 shares held in a revocable trust for the benefit of Mr. Lundquist for which his wife serves as trustee.

(5)	Includes options to purchase 50.00 shares.

Peter A. de Kroon is the beneficial owner of 3.84% of the outstanding capital stock of Projecta B.V., the Company’s Dutch subsidiary. Projecta B.V. owns all of the outstanding capital stock of Procolor S.A.S., the Company’s French subsidiary. On November 15, 2004, the Company repurchased 599 shares of capital stock of Projecta B.V. from Mr. de Kroon, which represented 0.9% of the outstanding shares, for an aggregate purchase price of 378,850 Euros ($490,262 as of such date). The purchase price was negotiated by the parties and was based on an assumed value of Projecta B.V. of approximately six times EBITDA less debt for the 12 months ended October 29, 2004.

Shareholders Agreement

Da-Lite’s shareholders entered into an Amended and Restated Shareholders Agreement dated as of July 15, 2004 which requires each shareholder to elect and vote for the persons currently serving as the Company’s directors. The Amended and Restated Shareholders Agreement also contains certain restrictions on the transfer of shares of the Company’s stock and provides for rights of first refusal, co-sale rights and preemptive rights in the event of certain transfers or issuances, as applicable, of the Company’s stock.

Equity Compensation Plan Information

The following table summarizes the number of shares of the Company’s common stock that may be issued under its equity compensation plans as of December 31, 2004.

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Equity compensation plans approved by security holders	—	—	—
Equity compensation plans not approved by security holders	197.6	$15,921	—

Total	197.6	$15,921	—

Item 13.	Certain Relationships and Related Transactions.

On November 15, 2004, the Company repurchased 599 shares of capital stock of Projecta B.V., the Company’s Dutch subsidiary, from Peter A. de Kroon, the managing director of Projecta B.V. Such shares, which represented 0.9% of the outstanding shares, were repurchased for an aggregate purchase price of 378,850 Euros ($490,262 as of such date). The purchase price was negotiated by the parties and was based on an assumed value of Projecta B.V. of approximately six times EBITDA less debt for the 12 months ended October 29, 2004.

Item 14.	Principal Accountant Fees and Services.

The following table sets forth the aggregate fees for services related to December 31, 2004 and December 26, 2003 provided by KPMG LLP, the Company’s principal accountants for such years.

	December 31, 2004	December 26, 2003
Audit Fees (a)	$435,470	$77,000
Audit Related Fees (b)	25,670	8,250
Tax Fees (c)	88,545	45,000

(a)	Audit fees represent fees billed for professional services rendered for the audit of the Company’s annual financial statements and review of Da-Lite’s quarterly financial statements and audit services provided in connection with other statutory or regulatory filings, including services related to the Company’s 9½% Senior notes issued in May 2004.

(b)	Audit Related fees represent fees billed for assurance services related to the audit of Da-Lite’s employee benefit plans.

(c)	Tax fees represent fees billed for services principally consisting of tax advisory and preparation services.

During fiscal 2004, the Company reviewed its existing practices regarding the use of Independent Registered Public Accounting Firms to provide non-audit and consulting services, to ensure compliance with recent SEC proposals. Da-Lite’s audit committee adopted a policy which provides that the Company’s Independent Registered Public Accounting Firm may provide certain non-audit services which do not impair the auditors’ independence. In that regard, Da-Lite’s audit committee must pre-approve all audit services provided to the Company as well as non-audit services provided to the Company by its Independent Registered Public Accounting Firm. This policy is administered by Da-Lite’s senior corporate financial management which reports throughout the year to the Company’s audit committee. Da-Lite’s audit committee pre-approved all audit and non-audit services provided by KPMG LLP during 2004 and reviewed all audit and non-audit services for fiscal 2003.

PART IV

Item 15.	Exhibits, Financial Statement Schedules

The following documents are filed as a part of this report:

(a)(1)	Financial Statements:

Report of Independent Registered Public Accounting Firm

Consolidated Balance Sheets as of December 31, 2004 and December 26, 2003

Consolidated Statements of Operations for the Years Ended December 31, 2004, December 26, 2003 and December 27, 2002

Consolidated Statements of Stockholders’ (Deficit) Equity and Comprehensive Income for the Years Ended December 31, 2004, December 26, 2003 and December 27, 2002

Consolidated Statements of Cash Flows for the Years Ended December 31, 2004, December 26, 2003 and December 27, 2002

Notes to Consolidated Financial Statements

(a)(2)	Financial Statement Schedules:

Schedule II – Valuation and Qualifying Accounts

All other schedules are omitted since the required information is not present or is not present in amounts sufficient to require submission of the schedule or because the information required is included in the consolidated financial statements or notes thereto.

(a)(3)	Exhibits required by Item 601 of Regulation S-K:

Exhibit No.	Description

3.1	Amended and Restated Articles of Incorporation of Da-Lite Screen Company, Inc. (incorporated by reference to Exhibit 3.1 to the Registrant’s Registration Statement on Form S-4, File No. 333-116673).

3.2	Amended and Restated By-Laws of Da-Lite Screen Company, Inc. (incorporated by reference to Exhibit 3.2 to the Registrant’s Registration Statement on Form S-4, File No. 333-116673).

4.1	Indenture dated as of May 18, 2004 between Da-Lite Screen Company, Inc. and Wilmington Trust Company (incorporated by reference to Exhibit 4.1 to the Registrants’s Registration Statement on Form S-4, File No. 333-116673).

4.2	Form of Exchange Note (incorporated by reference to Exhibit 4.2 to the Registrant’s Registration Statement on Form S-4, File No. 333-116673).

10.1*	Amended and Restated Da-Lite Screen Company, Inc. 1999 Stock Option Plan (incorporated by reference to Exhibit 10.1 to the Registrant’s Registration Statement on Form S-4, File No. 333-116673).

10.2*	Employment Agreement dated as of April 5, 2004 between Da-Lite Screen Company, Inc. and Richard E. Lundin (incorporated by reference to Exhibit 10.2 to the Registrant’s Registration Statement on Form S-4, File No. 333-116673).

10.3*	Employment Agreement dated as of April 5, 2004 between Da-Lite Screen Company, Inc. and Judith D. Loughran (incorporated by reference to Exhibit 10.3 to the Registrant’s Registration Statement on Form S-4, File No. 333-116673).

10.4*	Employment Agreement dated as of April 5, 2004 between Da-Lite Screen Company, Inc. and Jerry C. Young (incorporated by reference to Exhibit 10.4 to the Registrant’s Registration Statement on Form S-4, File No. 333-116673).

10.5	Amended and Restated Shareholders Agreement dated as of July 15, 2004 among Da-Lite Screen Company, Inc. and the persons listed on the signature pages thereto (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K dated September 22, 2004).

14	Code of ethics

21	Subsidiaries of Da-Lite Screen Company, Inc.

31.1	Certification of CEO pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of CFO pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of CEO pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of CFO pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	Indicates management contract or compensatory plan or arrangement.

(b)	Exhibits: The Exhibits required by Item 601 of Regulation S-K are reflected above in Section (a)(3) of this Item.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DA-LITE SCREEN COMPANY, INC.
(Registrant)

By:	/s/ JERRY C. YOUNG
Jerry C. Young
Vice President—Finance and Chief Financial Officer

Date: February 22, 2005

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ RICHARD E. LUNDIN Richard E. Lundin	Chairman, President and Chief Executive Officer	February 22, 2005

/s/ JERRY C. YOUNG Jerry C. Young	Vice President—Finance and Chief Financial Officer	February 22, 2005

/s/ DAVID N. WALTHALL David N. Walthall	Lead Director	February 22, 2005

/s/ JAMES S. COWNIE James S. Cownie	Director	February 22, 2005

/s/ JAMES M. HOAK James M. Hoak	Director	February 22, 2005

/s/ WAYNE KERN Wayne Kern	Director	February 22, 2005

/s/ DAVID J. LUNDQUIST David J. Lundquist	Director	February 22, 2005

EXHIBIT INDEX

The following documents are filed as a part of this report:

(a)(1)	Financial Statements:

Report of Independent Registered Public Accounting Firm

Consolidated Balance Sheets as of December 31, 2004 and December 26, 2003

Consolidated Statements of Operations for the Years Ended December 31, 2004, December 26, 2003 and December 27, 2002

Consolidated Statements of Stockholders’ (Deficit) Equity and Comprehensive Income for the Years Ended December 31, 2004, December 26, 2003 and December 27, 2002

Consolidated Statements of Cash Flows for the Years Ended December 31, 2004, December 26, 2003 and December 27, 2002

Notes to Consolidated Financial Statements

(a)(2)	Financial Statement Schedules:

Schedule II – Valuation and Qualifying Accounts

All other schedules are omitted since the required information is not present or is not present in amounts sufficient to require submission of the schedule, or because the information required is included in the consolidated financial statements or notes thereto.

(a)(3)	Exhibits required by Item 601 of Regulation S-K:

Exhibit No.	Description
3.1	Amended and Restated Articles of Incorporation of Da-Lite Screen Company, Inc. (incorporated by reference to Exhibit 3.1 to the Registrant’s Registration Statement on Form S-4, File No. 333-116673).

3.2	Amended and Restated By-Laws of Da-Lite Screen Company, Inc. (incorporated by reference to Exhibit 3.2 to the Registrant’s Registration Statement on Form S-4, File No. 333-116673).

4.1	Indenture dated as of May 18, 2004 between Da-Lite Screen Company, Inc. and Wilmington Trust Company (incorporated by reference to Exhibit 4.1 to the Registrants’s Registration Statement on Form S-4, File No. 333-116673).

4.2	Form of Exchange Note (incorporated by reference to Exhibit 4.2 to the Registrant’s Registration Statement on Form S-4, File No. 333-116673).

10.1*	Amended and Restated Da-Lite Screen Company, Inc. 1999 Stock Option Plan (incorporated by reference to Exhibit 10.1 to the Registrant’s Registration Statement on Form S-4, File No. 333-116673).

10.2*	Employment Agreement dated as of April 5, 2004 between Da-Lite Screen Company, Inc. and Richard E. Lundin (incorporated by reference to Exhibit 10.2 to the Registrant’s Registration Statement on Form S-4, File No. 333-116673).

10.3*	Employment Agreement dated as of April 5, 2004 between Da-Lite Screen Company, Inc. and Judith D. Loughran (incorporated by reference to Exhibit 10.3 to the Registrant’s Registration Statement on Form S-4, File No. 333-116673).

10.4*	Employment Agreement dated as of April 5, 2004 between Da-Lite Screen Company, Inc. and Jerry C. Young (incorporated by reference to Exhibit 10.4 to the Registrant’s Registration Statement on Form S-4, File No. 333-116673).

10.5	Amended and Restated Shareholders Agreement dated as of July 15, 2004 among Da-Lite Screen Company, Inc. and the persons listed on the signature pages thereto (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K dated September 22, 2004).

14	Code of ethics

31.1	Certification of CEO pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of CFO pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of CEO pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of CFO pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	Indicates management contract or compensatory plan or arrangement.

(b)	Exhibits: The Exhibits required by Item 601 of Regulation S-K are reflected above in Section (a)(3) of this Item.