Form 10-Q
period 2005-04-01
DA-LITE SCREEN CO INC
filed 2005-05-03
CIK 881665

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 1, 2005

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

PART I

FINANCIAL INFORMATION

Item 1.	Financial Statements.

DA-LITE SCREEN COMPANY, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(Dollars in thousands, unaudited)

	April 1, 2005	December 31, 2004
Assets
Current Assets:
Cash and cash equivalents	$13,268	9,306
Accounts receivable, less allowance for doubtful accounts	17,827	17,083
Inventories	11,727	11,560
Prepaid expenses	704	301

Total current assets	43,526	38,250

Property, plant and equipment	54,349	54,486
Less accumulated depreciation	31,089	30,188

Net property, plant, and equipment	23,260	24,298

Goodwill	26,319	26,604
Other assets, net	4,991	5,192

	$98,096	94,344

Liabilities and Stockholders’ Deficit
Current liabilities:
Accounts payable	$4,295	4,676
Accrued expenses
Interest	5,391	1,828
Other	4,608	5,344

Total accrued expenses	9,999	7,172

Total current liabilities	14,294	11,848
Long-term debt	150,200	150,200
Minority interest	884	852

Total liabilities	165,378	162,900

Stockholders’ deficit:
Common stock, $1 par value. Authorized 1,000,000 shares; issued 10,686 shares	11	11
Additional paid-in capital	294	230
Retained deficit	(46,074)	(48,633)
Accumulated other comprehensive income	2,178	3,245
Less treasury stock, 5,335.38 shares at April 1, 2005 and 5,339.08 shares at December 31, 2004 at cost	(23,691)	(23,409)

Total stockholders’ deficit	(67,282)	(68,556)
Commitments and contingencies (notes 3 and 8)

	$98,096	94,344

See accompanying notes to consolidated financial statements.

DA-LITE SCREEN COMPANY, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(Dollars in thousands, except per share amounts, unaudited)

	13 Weeks Ended April 1, 2005	14 Weeks Ended April 2, 2004
Net sales	$39,872	39,080
Cost of sales	22,224	21,737

Gross profit	17,648	17,343
Selling, general, and administrative expenses	4,719	4,577
Depreciation	1,155	961

Operating income	11,774	11,805

Other expense (income):
Interest	3,694	218
Minority interest	32	64
Miscellaneous, net	(1)	175

Total other expense	3,725	457

Income before income taxes	8,049	11,348
Income Taxes	374	727

Net income	$7,675	10,621

Basic earnings per share	$1,434.13	2,029.88

Basic weighted-average shares outstanding	5,351.69	5,232.34

Diluted earnings per share	$1,413.57	2,018.88

Diluted weighted-average shares outstanding	5,429.52	5,260.83

See accompanying notes to consolidated financial statements.

DA-LITE SCREEN COMPANY, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Dollars in thousands, unaudited)

	13 Weeks Ended April 1, 2005	14 Weeks Ended April 2, 2004
Cash flows from operating activities:
Net income	$7,675	10,621

Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	1,155	961
Amortization and write-off of debt issuance costs	201	38
Change in:
Accounts receivable	(913)	(828)
Inventories	(369)	(4)
Prepaid expenses	(423)	234
Accounts payable	(274)	2,155
Accrued expenses	2,857	(610)
Other	32	64

Total adjustments	2,266	2,010

Net cash and cash equivalents provided by operating activities	9,941	12,631

Cash flows from investing activities:
Purchase of property, plant and equipment	(676)	(1,872)

Net cash and cash equivalents used in investing activities	(676)	(1,872)

Cash flows from financing activities:
Decrease in checks written in excess of bank balance	—	(824)
Payments on revolving credit facility	—	(600)
Payments on long-term debt	—	(2,250)
Distributions to stockholders	(5,116)	(5,431)
Repurchase of common stock	(350)	—
Exercise of common stock options	132	736

Net cash and cash equivalents used in financing activities	(5,334)	(8,369)

Effect of foreign currency exchange rate changes on cash and cash equivalents	31	(39)

Net change in cash and cash equivalents	3,962	2,351
Cash and cash equivalents at beginning of period	9,306	1,263

Cash and cash equivalents at end of period	$13,268	3,614

See accompanying notes to consolidated financial statements.

DA-LITE SCREEN COMPANY, INC. AND SUBSIDIARIES

NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

1.	Basis of Presentation

The financial data presented herein is unaudited and should be read in conjunction with the consolidated financial statements and accompanying notes included in the annual report on Form 10-K filed by Da-Lite Screen Company, Inc. (together with all its subsidiaries, the “Company” or “Da-Lite”) for the fiscal year ended December 31, 2004. In the opinion of management, the accompanying unaudited consolidated financial statements include all of the adjustments necessary for a fair presentation of the financial position, results of operations and cash flows for the interim periods presented. All intercompany accounts and transactions have been eliminated. Results for interim periods should not be considered indicative of results for the full year.

The Company uses a 52- or 53-week fiscal year ending on the last Friday of December. The first quarter of 2005 was a 13-week period, and the first quarter of 2004 was a 14-week period. The Company’s 2005 fiscal year will be a 52-week period, and the 2004 fiscal year was a 53-week period.

Certain reclassifications have been made in the prior period information to conform with the current period’s presentation.

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

3.	Notes Payable, Revolving Credit Agreement and Long-term Debt

Long-term debt at April 1, 2005 and December 31, 2004 consisted of the following (in thousands):

	April 1, 2005	December 31, 2004
Senior debt	$150,200	150,200
Less current maturities	—	—

Long term debt, net of current maturities	$150,200	150,200

The Company issued $160 million of 9½% senior unsecured notes due in May 2011, which were subsequently exchanged for substantially identical notes that were registered with the Securities and Exchange Commission (the “9½% Senior Notes due 2011” or “Notes”). The net proceeds from the issuance of the Notes were used to retire approximately $15.0 million of indebtedness outstanding under a then existing credit facility, to pay a special distribution to shareholders of approximately $134.6 million and for general corporate purposes. The Company may redeem any of the notes beginning on May 15, 2007 with an initial redemption price of 109.500% of their principal amount plus accrued interest. In addition, before May 15, 2007, the Company may redeem up to 35% of the notes at a redemption price of 109.500% of their principal amount plus accrued interest using the proceeds from sales of certain kinds of its capital stock. The Company has determined the early redemption option to be an embedded derivative and has determined the value of the embedded derivative to be immaterial. Any outstanding principal is due in May 2011 and interest is payable semi-annually in arrears on May 15 and November 15 of each year beginning on November 15, 2004.

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

At April 1, 2005, the Company had an unsecured revolving credit facility that expires in May 2006 with maximum possible borrowings equal to $5.0 million. At April 1, 2005 and December 31, 2004, the Company had no outstanding balances under this line of credit. Interest on outstanding borrowings related to this line of credit is calculated at the prime rate, which was 5.75% on April 1, 2005.

At April 1, 2005, Projecta had a line of credit with maximum possible borrowings equal to the lower of 1.5 million Euros or certain percentages of Projecta’s eligible accounts receivable and inventory. No borrowings were outstanding under this line of credit at April 1, 2005 and December 31, 2004.

The Company has provided an insurance carrier with a standby letter of credit for $0.3 million.

4.	Earnings Per Share

Basic earnings per share are computed using the weighted average number of actual common shares outstanding during the period. Diluted earnings per share reflect the potential dilution that would occur from the exercise of common stock options outstanding. The following table presents the calculations of earnings per share for the periods ended (in thousands except share data):

	13 Weeks Ended April 1, 2005	14 Weeks Ended April 2, 2004
Net income	$7,675	$10,621

Basic weighted average shares outstanding	5,351.69	5,232.34
Dilutive effect of stock options	77.83	28.49

Diluted weighted average shares outstanding	5,429.52	5,260.83

Earnings per share:
Basic	$1,434.13	$2,029.88
Diluted	$1,413.57	$2,018.88

The Company applies the intrinsic value-based method of accounting prescribed by Accounting Principles Board (APB) Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations. Under this method, compensation expense is recorded on the date of grant only if the current market price of the underlying stock exceeded the exercise price. Since the exercise price equals the market value of the underlying common stock on the date of grant, no compensation expense is recognized. For the thirteen weeks ended April 1, 2005 and the fourteen weeks ended April 2, 2004, the Company did not recognize any compensation expense. SFAS No. 123, Accounting for Stock-Based Compensation, established accounting and disclosure requirements using a fair value method of accounting for stock-based employee compensation plans. As allowed by SFAS No. 123, the Company has elected to continue to apply the intrinsic value-based method of accounting described above, and has adopted the disclosure requirements of SFAS No. 123.

The Company has a nonqualified stock option plan under which options are granted to certain employees. The plan authorizes grants of options to purchase 737 shares, all of which have been granted. The Company has not disclosed the effect on net income as if the Company had applied the fair value recognition provisions of SFAS 123, Accounting for Stock Based Compensation, due to immateriality.

In December 2004, the FASB issued SFAS No. 123 (Revised 2004), Share-Based Payment, that revised FASB Statement No. 123, Accounting for Stock-Based Compensation and superseded APB Opinion No. 25, Accounting for Stock Issued to Employees, and its related implementation guidance. SFAS No. 123R focuses primarily on accounting for transactions in which an entity obtains employee services through share-based payment transactions. SFAS No. 123R requires a public entity to measure the cost of employee services received in exchange for the award of equity instruments based on the fair value of the award at the date of grant. The cost will be recognized over the period during which an employee is required to provide services in exchange for the award. SFAS No. 123R is effective January 1, 2006 for the Company. The ultimate amount of increased compensation expense will be dependent on whether the Company adopts SFAS 123R using the modified prospective or retrospective method, the number of option shares granted during the year, their timing and vesting period, and the method used to calculate the fair value of the awards, among other factors. The adoption of SFAS 123R is not expected to have a material effect on the results of operations or financial position of the Company.

There were no anti-dilutive securities outstanding at April 1, 2005 or April 2, 2004.

5.	Inventories

The Company accounts for its inventory at the lower of cost or market using the first-in, first-out (FIFO) method. Inventory was comprised of the following at (in thousands):

	April 1, 2005	December 31, 2004
Raw materials	$6,124	6,473
Work in progress	1,853	1,692
Finished goods	3,750	3,395

	$11,727	11,560

6.	Comprehensive Income

The components of accumulated other comprehensive income are as follows for the periods ended (in thousands):

	April 1, 2005	December 31, 2004
Cumulative foreign exchange translation adjustments	$2,178	3,245

	$2,178	3,245

7.	Segment Information

The Company primarily manufactures projection screens and other meeting room equipment that are sold throughout the United States and Europe. Based on its operations, the Company has established two reportable segments: United States and Europe. The United States segment includes the operations of Da-Lite. The Europe segment includes the operations of Projecta and Procolor. All significant intersegment transactions have been eliminated.

Operating cash flow is the measure reported to the chief decision maker for use in assessing segment performance and allocating resources. Operating cash flow for segment reporting is net sales less operating costs and does not include depreciation and amortization, interest expense, or minority interest. The Company does not allocate costs between segments.

The following table presents financial information by segment for the periods stated (in thousands):

	13 Weeks Ended April 1, 2005	14 Weeks Ended April 2, 2004
Net Sales:
United States	$33,148	31,089
Europe	6,724	7,991

Total net sales	$39,872	39,080

Operating income:
United States	$10,588	9,716
Europe	1,186	2,089

Total operating income	$11,774	11,805

8.	Commitments and Contingencies

The Company leases production space and equipment under noncancelable operating leases. Some of the Company’s leases provide that the Company pay taxes, insurance, maintenance and other operating expenses. Rent expense under operating leases totaled $7,000 and $10,000 for the thirteen weeks ended April 1, 2005 and the fourteen weeks ended April 2, 2004, respectively.

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

Overview

Da-Lite is the world’s leading manufacturer and distributor of projection screens based on internal estimates of market share. Projection screens are the Company’s main product line and the Company produces three types: (1) electrically operated screens, which have the ability to retract into a concealed ceiling recess or into a wall-mounted case, (2) wall screens, which are normally mounted on an exposed wall surface and may either be manually retractable or attached to a rigid frame, and (3) portable screens which can easily be set up and removed. Da-Lite also sells custom engineered rear projection systems and complementary presentation products such as lecterns, easels, audiovisual carts, monitor mounts and conference cabinets.

Results of Operations

Thirteen Weeks Ended April 1, 2005, Compared with Fourteen Weeks Ended April 2, 2004

Net Sales. Net sales were $39.9 million for the first 13 weeks of 2005, as compared to net sales of $39.1 million for the first 14 weeks of 2004, an increase of $0.8 million or 2.0%. Year-over-year sales growth for the two periods was moderated by an additional week in 2004 compared to 2005. In the U.S., electric screen sales increased $1.3 million, wall screen sales increased $1.2 million, and portable screen sales increased $0.4 million from 2004 levels. Net sales from the Company’s European subsidiaries decreased by $1.3 million or 15.9%, with the stronger Euro offsetting $0.3 million of the overall decrease. The decrease in Europe was attributable to the difficult economic conditions during the first quarter of 2005, which resulted in a decline in unit sales as compared to the first quarter of 2004.

Cost of Sales. The cost of sales was $22.2 million for the first quarter of 2005, as compared to $21.7 million for the first quarter of 2004, an increase of $0.5 million, or 2.2%. As a percentage of net sales, the cost of sales represented 55.7% and 55.6% for the first quarter of 2005 and the first quarter of 2004, respectively. This constitutes a 0.1% reduction in margin and was the result of fluctuations in the mix of products sold.

Selling, General and Administrative Expenses. Selling, general and administrative expenses were $4.7 million in the first quarter of 2005, as compared to $4.6 million for the first quarter of 2004. Increased legal and audit fees related to public filing requirements and Sarbanes-Oxley compliance efforts were partially offset by reductions in bad debt expense and by bad debt recoveries.

Depreciation and Amortization. Depreciation and amortization was $1.2 million for the first quarter of 2005 and $1.0 million for the first quarter of 2004. Depreciation is an expense recorded to reduce the value of long-lived tangible assets used mostly in the manufacturing of product. Depreciation expense is expected to be somewhat higher in 2005 as a result of the capital expenditures made in 2004.

Interest. Interest expense totaled $3.7 million for the first quarter of 2005, as compared to $0.2 million for the first quarter of 2004, an increase of $3.5 million. This increase was a direct result of the interest on the 9½% Senior Notes due 2011 issued in May 2004.

Miscellaneous, net. Miscellaneous, net was $0.0 million for the first quarter of 2005, as compared to $0.2 million for the first quarter of 2004, a decrease of $0.2 million. Miscellaneous, net in 2004 consisted primarily of costs relating to the closing of a subsidiary in 2003.

Net Income. Net income fell from $10.6 million for the first quarter of 2004 to $7.7 million for the first quarter of 2005, reflecting the higher interest expense associated with the Notes.

EBITDA

EBITDA was $12.9 million for the period ended in 2005 as compared to $12.5 million for the period ended in 2004, an increase of $0.4 million or 3.0%. The Company calculates EBITDA as net income before income taxes, interest and depreciation, amortization and impairment loss. EBITDA is a non-GAAP measure of operations that the Company’s management uses to generally evaluate the financial performance of the business and to assess its cash flow generating abilities, and is also used by investors and financial analysts. EBITDA should not be considered independently from, and is not presented as an alternative measure of, operating income (loss) or cash provided by operating activities as determined under generally accepted accounting principles or GAAP. The calculation of EBITDA may vary among companies. The following table reconciles the computation of EBITDA, as compared to net income for the periods indicated:

	13 Weeks Ended April 1, 2005	14 weeks Ended April 2, 2004
	(dollars in millions)
Net income	$7.7	$10.6
Income taxes	0.4	0.7
Interest	3.7	0.2
Depreciation, amortization and impairment loss	1.1	1.0

EBITDA	$12.9	$12.5

Liquidity and Capital Resources

Management believes the principal indicators of the Company’s liquidity are its cash position, remaining availability under its bank credit facilities and its excess working capital. At April 1, 2005, the Company’s cash position was $13.3 million, an increase of $4.0 million from December 31, 2004. Additionally, the Company had an unsecured revolving credit facility, with maximum possible borrowings equal to $5.0 million available under current terms until May 2006. Interest on outstanding borrowings related to this line of credit is calculated at the prime rate. At April 1, 2005, the Company had no outstanding balance under this line of credit. Furthermore, Da-Lite’s working capital position improved to $29.2 million (including $13.3 million of cash and cash equivalents) at April 1, 2005, from $26.4 million (including $9.3 million of cash and cash equivalents) at December 31, 2004.

At April 1, 2005, the Company’s Dutch subsidiary, Projecta, had a line of credit, with maximum possible borrowings equal to approximately 1.5 million Euros or certain percentages of Projecta’s eligible accounts receivable and inventory. This facility is secured by Projecta’s accounts receivable and inventory. Interest on outstanding borrowings related to this line of credit is calculated at the Fortis Basic Rate plus 1.50% and was 4.25% on April 1, 2005. At April 1, 2005, there was no outstanding balance under this line of credit.

The Company expects to be able to fund its working capital requirements, its capital expenditures and its distributions to shareholders with cash generated from operations.

Depending on the Company’s expected cash needs, the prevailing prices of the Notes and other factors, the Company may repurchase outstanding Notes from time to time in the open market or otherwise.

Cash Flows

For the first quarter of 2005, cash provided by operating activities was $9.9 million, as compared to $12.6 million during the first quarter of 2004, a decrease of $2.7 million or 21.3%, reflecting the reduction of net income attributable to the increased interest expense associated with the Notes. Cash used in investing activities was $0.7 million during the first quarter of 2005, as compared to $1.9 million during the first quarter of 2004, all of which in both periods represented capital expenditures. Cash used in financing activities was $5.3 million during the first quarter of 2005, as compared to $8.4 million during the first quarter of 2004, reflecting debt paydowns in the first quarter of 2004 as compared to no reduction of debt in the first quarter of 2005.

Interest expense will be substantially higher in the first half of 2005 compared to the first half of 2004 as a result of the interest on the 9½% Senior Notes due 2011 issued in May 2004. Management believes that the cash generated by the Company’s operations will be sufficient to cover this interest expense as well as to fund planned capital expenditures, although there can be no assurances in this regard.

Capital Expenditures

Capital expenditures were $0.7 million during the first quarter of 2005 compared to $1.9 million during the first quarter of 2004. The Company’s management currently expects to spend approximately $3.5 million on capital expenditures in 2005 using cash generated from operations.

Contractual Obligations

The following table sets forth, as of April 1, 2005, certain of the Company’s contractual obligations:

	Payments due by period
Contractual Obligations	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
	(in millions)
Interest and principal payments for senior debt	$242.9	14.3	28.5	28.5	171.6
Self-insurance letter of credit	0.3	0.3	—	—	—

Total	$243.2	14.6	28.5	28.5	171.6

Distributions

As a subchapter S corporation under the Internal Revenue Code of 1986, distributions are made by Da-Lite to its shareholders to pay estimated taxes relating to taxable income allocated to them by the Company on a quarterly basis. Tax related distributions were $2.3 million in the first quarter of 2005 and $2.3 million in the first quarter of 2004.

The Company has paid regular distributions to its shareholders in 2005 at the monthly rate of $175 per share or $0.9 million in the aggregate, subject to the covenants contained in the indenture related to its Notes. Regular monthly distributions were paid to the Company’s shareholders in the first part of 2004, through April 2004, at the monthly rate of $200 per share or $1.0 million in the aggregate. In May 2004, the Company paid a special distribution to its shareholders of approximately $134.6 million ($25,500 per share). Although the Company continued to make quarterly tax distributions to its shareholders, additional regular monthly distributions during the remainder of 2004 were not issued.

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

Concentration of Credit Risk

Financial instruments that potentially subject the Company to significant concentrations of credit risk consist primarily of cash and accounts receivable. The Company maintains cash and cash equivalents with well-capitalized financial institutions.

The Company’s sales are not materially dependent on a single customer or a small group of customers. No one individual customer balance represented more than 10% of the Company’s total outstanding receivables as of April 1, 2005. Credit risk associated with the Company’s receivables is representative of the geographic, industry and customer diversity associated with the Company’s global business.

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

Interest Rate Risk

Da-Lite does not have any variable rate debt outstanding and the Company’s management does not foresee the need to pursue additional debt financing at this time. Interest related to outstanding balances in the Company’s $5.0 million revolving credit facility is calculated at the prime rate, which was 5.75% at April 1, 2005. At April 1, 2005, the Company had no outstanding balances under this line of credit.

At April 1, 2005, the Company had $150.2 million in fixed-rate long-term debt outstanding. There are no earnings risks associated with the Company’s fixed rate debt. The fair market value of the fixed-rate debt (based on discounted cash flows reflecting borrowing rates currently available for debt with similar terms and maturities) varies with fluctuations in interest rates. A 10% decrease in interest rates would have changed the fair market value of the fixed-rate debt to approximately $175 million from the fair value of approximately $166 million at December 31, 2004. Note that financial instruments are described as cash or contractual obligations or rights to pay or receive cash. The fair value of certain financial instruments approximates the carrying value because of the short term maturity of these instruments, including cash and cash equivalents, accounts receivable, inventory, prepaid expenses, accounts payable and accrued expenses.

Item 4.	Controls and Procedures.

(a)	Evaluation of Disclosure Controls and Procedures. Based on the evaluation required by Rule 15d-15(b) under the Securities Exchange Act of 1934, the principal executive officer and principal financial officer of the Da-Lite have concluded that Da-Lite’s disclosure controls and procedures (as defined in Rule 15d-15(e)), as of the end of the period covered by this report, were effective to ensure that the information required to be disclosed by Da-Lite in reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms. The disclosure controls and procedures are designed to only provide reasonable assurance of achieving the desired control objections.

(b)	Changes in internal control over financial reporting. There was no change in Da-Lite’s internal control over financial reporting that occurred during the last fiscal quarter that has materially affected, or is reasonably likely to materially affect, Da-Lite’s internal control over financial reporting.

PART II

OTHER INFORMATION

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

During the first quarter of 2005, seven employees exercised options to purchase an aggregate of 15.6 shares of our common stock at an aggregate purchase price of $133,000. These transactions were exempt from registration pursuant to, among other things, Section 4(2) of the Securities Act of 1933, as amended, and Rule 701 thereunder. The Company repurchased 11.9 shares from stockholders during the same period.

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

Date: May 3, 2005

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