Form 10-Q
period 2005-07-01
DA-LITE SCREEN CO INC
filed 2005-08-02
CIK 881665

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 1, 2005

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

As of August 2, 2005, 5,371.82 shares of our common stock were outstanding (all of which are privately owned and are not traded on any public market).

i

PART I

FINANCIAL INFORMATION

Item 1. Financial Statements.

DA-LITE SCREEN COMPANY, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(Dollars in thousands, unaudited)

	July 1, 2005	December 31, 2004
Assets
Current Assets:
Cash and cash equivalents	$9,794	9,306
Accounts receivable, less allowance for doubtful accounts	18,164	17,083
Inventories	11,292	11,560
Prepaid expenses	698	301

Total current assets	39,948	38,250

Property, plant and equipment	51,915	54,486
Less accumulated depreciation	30,778	30,188

Net property, plant, and equipment	21,137	24,298

Goodwill	25,965	26,604
Other assets, net	5,787	5,192

	$92,837	94,344

Liabilities and Stockholders’ Deficit
Current liabilities:
Accounts payable	$3,789	4,676
Checks written in excess of bank balance	778	—
Accrued expenses
Interest	1,825	1,828
Other	4,469	5,344

Total accrued expenses	6,294	7,172

Total current liabilities	10,861	11,848
Long-term debt	150,200	150,200
Minority interest	905	852

Total liabilities	161,966	162,900

Stockholders’ deficit:
Common stock, $1 par value. Authorized 1,000,000 shares; issued 10,686 shares	11	11
Additional paid-in capital	562	230
Retained deficit	(46,998)	(48,633)
Accumulated other comprehensive income	895	3,245
Less treasury stock, 5,335.38 shares at July 1, 2005 and 5,339.08 shares at December 31, 2004 at cost	(23,599)	(23,409)

Total stockholders’ deficit	(69,129)	(68,556)
Commitments and contingencies (notes 3 and 8)

	$92,837	94,344

See accompanying notes to consolidated financial statements.

DA-LITE SCREEN COMPANY, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(Dollars in thousands, except per share amounts, unaudited)

	13 Weeks Ended July 1, 2005	13 Weeks Ended July 2, 2004	26 Weeks Ended July 1, 2005	27 Weeks Ended July 2, 2004
Net sales	$39,831	38,381	79,703	77,461
Cost of sales	22,135	20,927	44,359	42,664

Gross profit	17,696	17,454	35,344	34,797
Selling, general, and administrative expenses	4,755	5,927	9,474	10,504
Depreciation	1,167	995	2,322	1,956

Operating income	11,774	10,532	23,548	22,337

Other expense (income):
Interest	3,693	2,515	7,387	2,733
Minority interest	21	64	53	128
Miscellaneous, net	66	(3)	65	172

Total other expense	3,780	2,576	7,505	3,033

Income before income taxes	7,994	7,956	16,043	19,304
Income taxes	234	684	608	1,411

Net income	$7,760	7,272	15,435	17,893

Basic earnings per share	$1,447.55	1,372.35	2,881.69	3,398.87

Basic weighted-average shares outstanding	5,360.77	5,298.92	5,356.23	5,264.40

Diluted earnings per share	$1,429.13	1,367.17	2,844.98	3,385.96

Diluted weighted-average shares outstanding	5,429.89	5,319.00	5,425.35	5,284.48

See accompanying notes to consolidated financial statements.

DA-LITE SCREEN COMPANY, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Dollars in thousands, unaudited)

	26 Weeks Ended July 1, 2005	27 Weeks Ended July 2, 2004
Cash flows from operating activities:
Net income	$15,435	17,893

Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	2,322	1,956
Amortization and write-off of debt issuance costs	405	640
Change in:
Accounts receivable	(1,459)	(2,406)
Inventories	(173)	(1,579)
Prepaid expenses	(440)	205
Other assets	—	129
Accounts payable	(679)	3,248
Accrued expenses	(750)	2,032
Other	30	20

Total adjustments	(744)	4,245

Net cash and cash equivalents provided by operating activities	14,691	22,138

Cash flows from investing activities:
Purchase of property, plant and equipment	(1,406)	(4,841)

Net cash and cash equivalents used in investing activities	(1,406)	(4,841)

Cash flows from financing activities:
Increase (decrease) in checks written in excess of bank balance	778	(824)
Payments on revolving credit facility	—	(600)
Proceeds from Senior Notes	—	160,000
Payments on long-term debt	—	(17,250)
Distributions to stockholders	(13,800)	(145,682)
Payments of financing costs	—	(5,989)
Repurchase of common stock	(350)	—
Exercise of common stock options	492	2,711

Net cash and cash equivalents used in financing activities	(12,880)	(7,634)

Effect of foreign currency exchange rate changes on cash and cash equivalents	83	(8)

Net change in cash and cash equivalents	488	9,655
Cash and cash equivalents at beginning of period	9,306	1,263

Cash and cash equivalents at end of period	$9,794	10,918

See accompanying notes to consolidated financial statements.

DA-LITE SCREEN COMPANY, INC. AND SUBSIDIARIES

NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

1. Basis of Presentation

The financial data presented herein is unaudited and should be read in conjunction with the consolidated financial statements and accompanying notes included in the annual report on Form 10-K filed by Da-Lite Screen Company, Inc. (together with all of its subsidiaries, the “Company” or “Da-Lite”) for the fiscal year ended December 31, 2004. In the opinion of management, the accompanying unaudited consolidated financial statements include all of the adjustments necessary for a fair presentation of the financial position, results of operations and cash flows for the interim periods presented. All intercompany accounts and transactions have been eliminated. Results for interim periods should not be considered indicative of results for the full year.

The Company uses a 52 or 53-week fiscal year ending on the last Friday of December. The first half of 2005 was a 26-week period, and the first half of 2004 was a 27-week period. The Company’s 2005 fiscal year will be a 52-week period, and the 2004 fiscal year was a 53-week period.

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

Goodwill—Goodwill represents the excess of purchase price over the fair value of identifiable net assets acquired. Prior to 2002, goodwill was amortized on a straight-line basis over periods of 15 to 40 years. Effective January 1, 2002, the Company adopted the provisions of SFAS No. 142, Accounting for Goodwill and Other Intangible Assets. With the adoption of SFAS No. 142, goodwill is no longer subjected to amortization. Management tests, at least annually or when events or changes in circumstances occur, goodwill for impairment to determine whether its carrying value exceeds its implied fair value. Management has determined there were no indicators of impairment in 2005 and 2004. The change in the balance of goodwill is the result of foreign currency translation.

3. Notes Payable, Revolving Credit Agreement and Long-term Debt

Long-term debt at July 1, 2005 and December 31, 2004 consisted of the following (in thousands):

	July 1, 2005	December 31, 2004
Senior debt	$150,200	150,200
Less current maturities	—	—

Long term debt, net of current maturities	$150,200	150,200

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

In the Indenture related to the 9½% Senior Notes due 2011, the Company agreed to covenants that limit its and its Restricted Subsidiaries’ (i.e. Projecta B.V., Procolor S.A.S.) ability, among other things, to: (a) incur additional debt and issue Preferred Stock, (b) pay dividends, acquire shares of capital stock, make payments on subordinated debt or make investments, (c) place limitations on distributions from Restricted Subsidiaries, (d) issue or sell capital stock of Restricted Subsidiaries, (e) issue guarantees, (f) sell or exchange assets, (g) enter into transactions with shareholders and affiliates, (h) create liens and (i) effect mergers. In addition, if a change of control occurs, each holder of Notes will have the right to require the Company to repurchase all or part of the holder’s Notes at a price equal to 101% of their principal amount, plus any accrued interest to the date of purchase.

The Company has an unsecured revolving credit facility that expires in May 2006 with maximum possible borrowings equal to $5.0 million. At July 1, 2005 and December 31, 2004, the Company had no outstanding balances under this line of credit. Interest on outstanding borrowings related to this line of credit is calculated at the prime rate, which was 6.25% on July 1, 2005.

Projecta has an overdraft line of credit with maximum possible borrowings equal to the lower of 1.5 million Euros or certain percentages of Projecta’s eligible accounts receivable and inventory. At July 1, 2005, there was $0.8 million outstanding under this line of credit. No borrowings were outstanding under this line of credit at December 31, 2004. Interest on outstanding borrowings related to this line of credit is calculated at the Fortis Basic Rate plus 1.50% and was 4.25% on July 1, 2005.

The Company has provided an insurance carrier with a standby letter of credit for $0.3 million for self-insured amounts under its insurance program.

4. Earnings Per Share

Basic earnings per share are computed using the weighted average number of actual common shares outstanding during the period. Diluted earnings per share reflect the potential dilution that would occur from the exercise of common stock options outstanding. The following table presents the calculations of earnings per share for the periods ended (in thousands except share data):

	13 Weeks Ended July 1, 2005	13 Weeks Ended July 2, 2004	26 Weeks Ended July 1, 2005	27 Weeks Ended July 2, 2004
Net income	$7,760	7,272	15,435	17,893
Basic weighted average shares outstanding	5,360.78	5,298.92	5,356.24	5,264.40
Dilutive effect of stock options	69.11	20.08	69.11	20.08
Diluted weighted average shares outstanding	5,429.89	5,319.00	5,425.35	5,284.48
Earnings per share:
Basic	$1,447.55	1,372.35	2,881.69	3,398.87
Diluted	$1,429.13	1,367.17	2,844.98	3,385.96

The Company applies the intrinsic value-based method of accounting prescribed by Accounting Principles Board (APB) Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations. Under this method, compensation expense is recorded on the date of grant only if the current market price of the underlying stock exceeded the exercise price. Since the exercise price equals the market value of the underlying common stock on the date of grant, no compensation expense is recognized. For the twenty-six weeks ended July 1, 2005 and the twenty-seven weeks ended July 2, 2004, the Company did not recognize any compensation expense. SFAS No. 123, Accounting for Stock-Based Compensation, established accounting and disclosure requirements using a fair value method of accounting for stock-based employee compensation plans. As allowed by SFAS No. 123, the Company has elected to continue to apply the intrinsic value-based method of accounting described above, and has adopted the disclosure requirements of SFAS No. 123.

The Company has a nonqualified stock option plan under which options are granted to certain employees. The plan authorizes grants of options to purchase 737 shares, all of which have been granted. The Company has not disclosed the effect on net income as if the Company had applied the fair value recognition provisions of SFAS No. 123, Accounting for Stock-Based Compensation, due to immateriality.

In December 2004, the FASB issued SFAS No. 123 (Revised 2004), Share-Based Payment, that revised FASB Statement No. 123, Accounting for Stock-Based Compensation and superseded APB Opinion No. 25, Accounting for Stock Issued to Employees, and its related implementation guidance. SFAS No. 123R focuses primarily on accounting for transactions in which an entity obtains employee services through share-based payment transactions. SFAS No. 123R requires a public entity to measure the cost of employee services received in exchange for the award of equity instruments based on the fair value of the award at the date of grant. The cost will be recognized over the period during which an employee is required to provide services in exchange for the award. SFAS No. 123R is effective January 1, 2006 for the Company. The ultimate amount of increased compensation expense will be dependent on whether the Company adopts SFAS No. 123R using the modified prospective or retrospective method, the number of option shares granted during the year, their timing and vesting period, and the method used to calculate the fair value of the awards, among other factors. The adoption of SFAS No. 123R is not expected to have a material effect on the results of operations or financial position of the Company.

There were no anti-dilutive securities outstanding at July 1, 2005 or July 2, 2004.

5. Inventories

The Company accounts for its inventory at the lower of cost or market using the first-in, first-out (FIFO) method. Inventory was comprised of the following at (in thousands):

	July 1, 2005	December 31, 2004
Raw materials	$5,776	6,473
Work in progress	1,902	1,692
Finished goods	3,614	3,395

	$11,292	11,560

6. Comprehensive Income

The components of accumulated other comprehensive income (loss) are as follows for the periods ended (in thousands):

	13 Weeks Ended July 1, 2005	13 Weeks Ended July 2, 2004	26 Weeks Ended July 1, 2005	27 Weeks Ended July 2, 2004
Cumulative foreign exchange translation adjustments	$(1,283)	436	(2,350)	(71)
Interest rate hedges	0	0	0	244

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

The following table presents financial information by segment for the periods stated (in thousands):

	13 Weeks Ended July 1, 2005	13 Weeks Ended July 2, 2004	26 Weeks Ended July 1, 2005	27 Weeks Ended July 2, 2004
Net Sales:
United States	$33,999	30,705	67,147	61,793
Europe	5,832	7,676	12,556	15,668

Total net sales	$39,831	38,381	79,703	77,461

Operating income:
United States	$11,020	8,516	21,608	18,232
Europe	754	2,016	1,940	4,105

Total operating income	$11,774	10,532	23,548	22,337

8. Commitments and Contingencies

The Company leases production space and equipment under noncancelable operating leases. Some of the Company’s leases provide that the Company pay taxes, insurance, maintenance and other operating expenses. Rent expense under operating leases totaled $7,000 and $13,000 in the second quarter of 2005 and 2004, respectively. Rent expense under operating leases totaled $14,000 and $23,000 for the first half of 2005 and 2004, respectively.

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

Results of Operations

Thirteen Weeks Ended July 1, 2005, Compared with Thirteen Weeks Ended July 2, 2004

Net Sales. Net sales were $39.8 million for the 13 weeks ended July 1, 2005, as compared to net sales of $38.4 million for the 13 weeks ended July 2, 2004, an increase of $1.4 million or 3.8%. Sales by the Company’s United States operations increased 10.7%. Increased demand across a broad range of product categories resulted in higher sales volumes in the domestic market. In the U.S., electric screen sales increased $1.7 million, wall screen sales increased $0.9 million, and portable screen sales increased $0.8 million from 2004 levels. Net sales from the Company’s European subsidiaries decreased by $1.8 million or 24.0%, with the stronger Euro offsetting $0.2 million of the overall decrease. The decrease in Europe was attributable to the difficult economic conditions in certain countries and the increased presence of lower priced competitors (including historical competitors and new entrants) both of which resulted in a decline in unit sales compared to the prior year.

Cost of Sales. The cost of sales was $22.2 million for the second quarter of 2005, as compared to $21.0 million for the second quarter of 2004, an increase of $1.2 million, or 5.8%. As a percentage of net sales, the cost of sales represented 55.6% and 54.5% for the second quarter of 2005 and the second quarter of 2004, respectively. This constitutes a 1.1 percentage-point reduction in margin. The decline in volume from the Company’s European operations resulted in a decrease in European margins and caused the overall margin reduction. Margin percentage at the Company’s United States operations remained steady.

Selling, General and Administrative Expenses. Selling, general and administrative expenses were $4.8 million in the second quarter of 2005, as compared to $5.9 million for the second quarter of 2004. The decrease results from a non-cash compensation expense of $1.7 million incurred in the second quarter of 2004 related to an employee’s exercise of 40 options of common stock at less than the original exercise price as per an employment agreement entered into during the second quarter of 2004. The second quarter of 2005 includes approximately $0.5 million of expenses associated primarily with Sarbanes-Oxley and other public company compliance costs.

Depreciation and Amortization. Depreciation and amortization was $1.1 million for the second quarter of 2005 and $1.0 million for the second quarter of 2004. Depreciation is an expense recorded to reduce the value of long-lived tangible assets used mostly in the manufacturing of product. Depreciation expense is expected to be somewhat higher in 2005 as a result of the capital expenditures made in 2004.

Interest. Interest expense totaled $3.7 million for the second quarter of 2005, as compared to $2.5 million for the second quarter of 2004, an increase of $1.2 million. This increase was a direct result of the interest payable on the 9½% Senior Notes due 2011 issued in May 2004.

Net Income. Net income increased from $7.3 million for the second quarter of 2004 to $7.7 million for the second quarter of 2005. The reduction in selling, general and administrative expense offset the increase in interest expense. The reduction in earnings from the Company’s European operations reduced income taxes for the period, primarily accounting for the increase in income.

Twenty-Six Weeks Ended July 1, 2005, Compared with Twenty-Seven Weeks Ended July 2, 2004

Net Sales. Net sales were $79.7 million for the 26 weeks ended July 1, 2005, as compared to net sales of $77.5 million for the 27 weeks ended July 2, 2004, an increase of $2.2 million or 2.9%. Sales by the Company’s United States operations increased 8.7%. Increased demand across a broad range of product categories resulted in higher sales volumes in the domestic market. In the U.S., electric screen sales increased $3.0 million, wall screen sales increased $2.2 million, and portable screen sales increased $1.1 million from 2004 levels. Net sales from the Company’s European subsidiaries decreased by $3.1 million or 19.9%, with the stronger Euro offsetting $0.5 million of the overall decrease. The decrease in Europe was attributable to the difficult economic conditions in certain countries and the increased presence of lower priced competitors (including historical competitors and new entrants) both of which resulted in a decline in unit sales compared to the prior year.

Cost of Sales. The cost of sales was $44.4 million for the first half of 2005, as compared to $42.7 million for the first half of 2004, an increase of $1.7 million, or 4.0%. As a percentage of net sales, the cost of sales represented 55.7% and 55.1% for the first half of 2005 and the first half of 2004, respectively. This constitutes a 0.6 percentage-point reduction in margin. The decline in volume from the Company’s European operations resulted in a decrease in European margins and caused the overall margin reduction. Margin percentage at the Company’s United States operations remained steady.

Selling, General and Administrative Expenses. Selling, general and administrative expenses were $9.5 million in the first half of 2005, as compared to $10.5 million for the first half of 2004. The decrease results from a non-cash compensation expense of $1.7 million incurred in the second quarter of 2004 related to an employee’s exercise of 40 options of common stock at less than the original exercise price as per an employee agreement entered into during the second quarter of 2004. The first half of 2005 includes $0.7 million of expenses associated with Sarbanes-Oxley and other public company compliance costs.

Depreciation and Amortization. Depreciation and amortization was $2.3 million for the first half of 2005 and $2.0 million for the first half of 2004. Depreciation is an expense recorded to reduce the value of long-lived tangible assets used mostly in the manufacturing of product. Depreciation expense is expected to be somewhat higher in 2005 as a result of the capital expenditures made in 2004.

Interest. Interest expense totaled $7.4 million for the first half of 2005, as compared to $2.7 million for the first half of 2004, an increase of $4.7 million. This increase was a direct result of the interest payable on the 9½% Senior Notes due 2011 issued in May 2004.

Miscellaneous, net. Miscellaneous, net was $0.0 million for the first half of 2005, as compared to $0.2 million for the first half of 2004, a decrease of $0.2 million. Miscellaneous, net in 2004 consisted primarily of costs relating to the closing of a subsidiary in 2003.

Net Income. Net income fell from $17.9 million for the first half of 2004 compared to $15.4 million for the first half of 2005, primarily the result of increased interest expense associated with the Notes.

EBITDA

EBITDA was $12.7 million for the 13 weeks ended July 1, 2005 as compared to $11.5 million for the 13 weeks ended July 2, 2004, an increase of $1.2 million or 12.1%. EBITDA was $25.7 million for the 26 weeks ended July 1, 2005 as compared to $24.0 million for the 27 weeks ended July 2, 2004, an increase of $1.7 million or 7.3%. The Company calculates EBITDA as net income before income taxes, interest and depreciation, amortization and impairment loss. Management has determined there were no indicators of impairment in 2005 and 2004. EBITDA is a non-GAAP measure of operations that the Company’s management uses to generally evaluate the financial performance of the business and to assess its cash flow generating abilities, and is also used by investors and financial analysts. EBITDA should not be considered independently from, and is not presented as an alternative measure of, operating income (loss) or cash provided by operating activities as determined under generally accepted accounting principles or GAAP. The calculation of EBITDA may vary among companies. The following table reconciles the computation of EBITDA, as compared to net income for the periods indicated:

	13 Weeks Ended July 1, 2005	13 Weeks Ended July 2, 2004	26 Weeks Ended July 1, 2005	27 Weeks Ended July 2, 2004
	(dollars in millions)
Net income	$7.7	7.3	15.4	17.9
Income taxes	0.2	0.7	0.6	1.4
Interest	3.7	2.5	7.4	2.7
Depreciation, amortization and impairment loss	1.1	1.0	2.3	2.0

EBITDA	$12.7	11.5	25.7	24.0

Liquidity and Capital Resources

Management believes the principal indicators of the Company’s liquidity are its cash position, remaining availability under its bank credit facilities and its excess working capital. At July 1, 2005, the Company’s cash position was $9.8 million, an increase of $0.5 million from December 31, 2004. Additionally, the Company has an unsecured revolving credit facility, with maximum possible borrowings equal to $5.0 million available under current terms until May 2006. Interest on outstanding borrowings related to this line of credit is calculated at the prime rate, which was 6.25% on July 1, 2005. At July 1, 2005, the Company had no outstanding balance under this line of credit. Furthermore, Da-Lite’s working capital position improved to $29.1 million (including $9.8 million of cash and cash equivalents) at July 1, 2005, from $26.4 million (including $9.3 million of cash and cash equivalents) at December 31, 2004 due to an increase in cash and accounts receivable and a decrease in accounts payable and accrued liabilities.

The Company’s Dutch subsidiary, Projecta, has an overdraft line of credit, with maximum possible borrowings equal to approximately 1.5 million Euros or certain percentages of Projecta’s eligible accounts receivable and inventory. This facility is secured by Projecta’s accounts receivable and inventory. Interest on outstanding borrowings related to this line of credit is calculated at the Fortis Basic Rate plus 1.50% and was 4.25% on July 1, 2005. At July 1, 2005, there was $0.8 million outstanding under this line of credit.

The Company expects to be able to fund its working capital requirements, its capital expenditures and its distributions to shareholders with cash generated from operations.

Depending on the Company’s expected cash needs, the prevailing prices of the Notes and other factors, the Company may repurchase outstanding Notes from time to time in the open market or otherwise.

Cash Flows

For the first half of 2005, cash provided by operating activities was $14.7 million, as compared to $22.1 million during the first half of 2004, a decrease of $7.4 million or 33.6%, reflecting the reduction of net income attributable to the increased interest expense associated with the Notes and the increase in working capital. Cash used in investing activities was $1.4 million during the first half of 2005, as compared to $4.8 million during the first half of 2004, all of which in both periods represented capital expenditures. Cash used in financing activities was $12.9 million during the first half of 2005, as compared to $7.6 million during the first half of 2004, reflecting the financing of distributions to stockholders out of current cash flow.

Interest expense was substantially higher in the first half of 2005 compared to the first half of 2004 as a result of the interest on the 9½% Senior Notes due 2011 issued in May 2004. Management believes that the cash generated by the Company’s operations will be sufficient to cover this interest expense as well as to fund planned capital expenditures, although there can be no assurances in this regard.

Capital Expenditures

Capital expenditures were $1.4 million during the first half of 2005 compared to $4.9 million during the first half of 2004. The Company’s management currently expects to spend approximately $3.5 million on capital expenditures in 2005 using cash generated from operations. The higher level of capital expenditures in 2004 reflected the construction of a new manufacturing facility in the Netherlands, which was completed in 2004.

Contractual Obligations

The following table sets forth, as of July 1, 2005, certain of the Company’s contractual obligations:

	Payments due by period
Contractual Obligations	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
	(in millions)
Interest and principal payments for senior debt	$235.8	14.3	28.5	28.5	164.5
Self-insurance letter of credit	0.3	0.3	—	—	—

Total	$236.1	14.6	28.5	28.5	164.5

Distributions

As a subchapter S corporation under the Internal Revenue Code of 1986, distributions are made by Da-Lite to its shareholders to pay estimated taxes relating to taxable income allocated to them by the Company on a quarterly basis. Tax related distributions were $5.8 million and $8.1 million in the second quarter of 2005 and the first half of 2005, respectively.

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

The Company’s sales are not materially dependent on a single customer or a small group of customers. No one individual customer balance represented more than 10% of the Company’s total outstanding receivables as of July 1, 2005. Credit risk associated with the Company’s receivables is representative of the geographic, industry and customer diversity associated with the Company’s global business.

The Company also maintains credit controls for evaluating and granting customer credit. As a result, the Company may require that customers provide some type of financial guarantee in certain circumstances.

Foreign Currency Risk

Da-Lite routinely uses forward exchange contracts to economically hedge raw material purchases from vendors outside of the country of purchase. Gains and losses on these contracts offset changes in the related foreign currency denominated costs.

Interest Rate Risk

Da-Lite does not have any variable rate debt outstanding, other than balances in Projecta’s overdraft line of credit, and the Company’s management does not foresee the need to pursue additional debt financing at this time. Interest on outstanding borrowings related to Projecta’s overdraft line of credit is calculated at the Fortis Basic Rate plus 1.50% and was 4.25% on July 1, 2005. Interest related to outstanding balances in the Company’s $5.0 million revolving credit facility is calculated at the prime rate, which was 6.25% at July 1, 2005. At July 1, 2005, the Company had no outstanding balances under this line of credit.

At July 1, 2005, the Company had $150.2 million in fixed-rate long-term debt outstanding. There are no earnings risks associated with the Company’s fixed rate debt. The fair market value of the fixed-rate debt (based on discounted cash flows reflecting borrowing rates currently available for debt with similar terms and maturities) varies with fluctuations in interest rates. A 10% decrease in interest rates would have changed the fair market value of the fixed-rate debt to approximately $175 million from the fair value of approximately $166 million at December 31, 2004. Note that financial instruments are described as cash or contractual obligations or rights to pay or receive cash. The fair value of certain financial instruments approximates the carrying value because of the short term maturity of these instruments, including cash and cash equivalents, accounts receivable, inventory, prepaid expenses, accounts payable and accrued expenses.

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

PART II

OTHER INFORMATION

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

During the second quarter of 2005, three employees exercised options to purchase an aggregate of 21.0 shares of our common stock at an aggregate purchase price of $360,318. These transactions were exempt from registration pursuant to, among other things, Section 4(2) of the Securities Act of 1933, as amended, and Rule 701 thereunder. The Company repurchased one share from a stockholder during the same period for $29,335.

Item 4. Submission of Matters to a Vote of Security Holders.

Our annual meeting of shareholders was held on June 21, 2005. Set forth below are the matters that were presented to and voted upon by our shareholders, and the results of such shareholders’ votes.

Election of directors.

Nominee	Votes For	Votes Withheld
James S. Cownie	5,286.90	—
James M. Hoak	5,286.90	—
Wayne Kern	5,286.90	—
Richard E. Lundin	5,286.90	—
David J. Lundquist	5,286.90	—
David N. Walthall	5,286.90	—

Item 6. Exhibits

Exhibit No.	Description
31.1	Certification of CEO pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of CFO pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of CEO pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of CFO pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DA-LITE SCREEN COMPANY, INC. (Registrant)

By:	/s/ Jerry C. Young
Jerry C. Young
Vice President – Finance and Chief Financial Officer (Principal Financial and Accounting Officer)

Date: August 2, 2005

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