Form 10-Q
period 2005-09-30
DA-LITE SCREEN CO INC
filed 2005-11-01
CIK 881665

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2005

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
Yes  ☐    No  ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes  ☐    No  ☒

As of November 1, 2005, 5,371.62 shares of our common stock were outstanding (all of which are privately owned and are not traded on any public market).

i

PART I

FINANCIAL INFORMATION

Item 1. Financial Statements.

DA-LITE SCREEN COMPANY, INC. AND SUBSIDARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(Dollars in thousands, unaudited)

	September 30, 2005	December 31, 2004
Assets
Current Assets:
Cash and cash equivalents	$15,921	9,306
Accounts receivable, less allowance for doubtful accounts	17,777	17,083
Inventories	12,225	11,560
Prepaid expenses	616	301

Total current assets	46,539	38,250

Property, plant and equipment	52,489	54,486
Less accumulated depreciation	31,660	30,188

Net property, plant, and equipment	20,829	24,298

Goodwill	25,949	26,604
Other assets, net	5,583	5,192

	$98,900	94,344

Liabilities and Stockholders’ Deficit
Current liabilities:
Accounts payable	$3,316	4,676
Accrued expenses
Interest	5,403	1,828
Other	4,966	5,344

Total accrued expenses	10,369	7,172

Total current liabilities	13,685	11,848
Long-term debt	150,200	150,200
Minority interest	929	852

Total liabilities	164,814	162,900

Stockholders’ deficit:
Common stock, $1 par value. Authorized 1,000,000 shares; issued 10,686 shares	11	11
Additional paid-in capital	574	230
Retained deficit	(43,725)	(48,633)
Accumulated other comprehensive income	821	3,245
Less treasury stock, 5,313.38 shares at September 30, 2005 and 5,339.08 shares at December 31, 2004 at cost	(23,595)	(23,409)

Total stockholders’ deficit	(65,914)	(68,556)
Commitments and contingencies (notes 3 and 9)

	$98,900	94,344

See accompanying notes to condensed consolidated financial statements.

DA-LITE SCREEN COMPANY, INC. AND SUBSIDARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Dollars in thousands, except per share amounts, unaudited)

	13 Weeks Ended September 30, 2005	13 Weeks Ended October 1, 2004	39 Weeks Ended September 30, 2005	40 Weeks Ended October 1, 2004
Net sales	$39,587	37,929	119,290	115,390
Cost of sales	21,777	21,087	66,136	63,751

Gross profit	17,810	16,842	53,154	51,639
Selling, general, and administrative expenses	4,024	3,839	13,498	14,343
Depreciation	997	854	3,319	2,810

Operating income	12,789	12,149	36,337	34,486

Other expense (income):
Interest	3,665	3,900	11,052	6,633
Minority interest	24	36	77	164
Miscellaneous, net	(11)	(2)	54	170

Total other expense	3,678	3,934	11,183	6,967

Income before income taxes	9,111	8,215	25,154	27,519
Income taxes	285	409	893	1,820

Net income	$8,826	7,806	24,261	25,699

Basic earnings per share	$1,643.01	1,461.57	4,525.09	4,858.73

Basic weighted-average shares outstanding	5,371.84	5,340.84	5,361.44	5,289.24

Diluted earnings per share	$1,621.56	1,442.63	4,465.90	4,795.18

Diluted weighted-average shares outstanding	5,442.91	5,410.95	5,432.50	5,359.35

See accompanying notes to condensed consolidated financial statements.

DA-LITE SCREEN COMPANY, INC. AND SUBSIDARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Dollars in thousands, unaudited)

	39 Weeks Ended September 30, 2005	40 Weeks Ended October 1, 2004
Cash flows from operating activities:
Net income	$24,261	25,699

Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	3,319	2,810
Amortization and write-off of debt issuance costs	607	859
Change in:
Accounts receivable	(1,100)	(1,502)
Inventories	(1,112)	(2,015)
Prepaid expenses	(355)	264
Accounts payable	(1,135)	905
Accrued expenses	3,349	5,931
Other	53	239

Total adjustments	3,626	7,491

Net cash and cash equivalents provided by operating activities	27,887	33,190

Cash flows from investing activities:
Purchase of property, plant and equipment	(2,029)	(6,824)

Net cash and cash equivalents used in investing activities	(2,029)	(6,824)

Cash flows from financing activities:
Increase (decrease) in checks written in excess of bank balance	—	(231)
Payments on revolving credit facility	—	(600)
Proceeds from Senior Notes	—	160,000
Payments on long-term debt	—	(17,250)
Distributions to stockholders	(19,351)	(148,325)
Payments of financing costs	—	(5,964)
Repurchase of common stock	(350)	—
Exercise of common stock options	508	2,944

Net cash and cash equivalents used in financing activities	(19,193)	(9,426)

Effect of foreign currency exchange rate changes on cash and cash equivalents	(50)	(3)

Net change in cash and cash equivalents	6,615	16,937
Cash and cash equivalents at beginning of period	9,306	1,263

Cash and cash equivalents at end of period	$15,921	18,200

See accompanying notes to condensed consolidated financial statements.

DA-LITE SCREEN COMPANY, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

1. Basis of Presentation

The financial data presented herein is unaudited and should be read in conjunction with the consolidated financial statements and accompanying notes included in the annual report on Form 10-K filed by Da-Lite Screen Company, Inc. (together with all of its subsidiaries, the “Company” or “Da-Lite”) for the fiscal year ended December 31, 2004. In the opinion of management, the accompanying unaudited condensed consolidated financial statements include all of the adjustments necessary for a fair presentation of the financial position, results of operations and cash flows for the interim periods presented. All intercompany accounts and transactions have been eliminated. Results for interim periods should not be considered indicative of results for the full year.

The Company uses a 52- or 53-week fiscal year ending on the last Friday of December. The first three quarters of 2005 were a 39-week period, and the first three quarters of 2004 were a 40-week period. The Company’s 2005 fiscal year will be a 52-week period, and the 2004 fiscal year was a 53-week period.

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

Goodwill—Goodwill represents the excess of purchase price over the fair value of identifiable net assets acquired. With the adoption of SFAS No. 142, management tests goodwill for impairment to determine whether its carrying value exceeds its implied fair value at least annually, or when events or changes in circumstances occur. Management has determined there were no indicators of impairment in 2005 and 2004. The change in the balance of goodwill from December 31, 2004 to September 30, 2005 is the result of foreign currency translation.

3. Notes Payable, Revolving Credit Agreement and Long-term Debt

Long-term debt at September 30, 2005 and December 31, 2004 consisted of the following (in thousands):

	September 30, 2005	December 31, 2004
Senior debt	$150,200	150,200
Less current maturities	—	—

Long term debt, net of current maturities	$150,200	150,200

The Company issued $160 million of 9 1/2% senior unsecured notes due in May 2011, which were subsequently exchanged for substantially identical notes that were registered with the Securities and Exchange Commission (the “9 1/2% Senior Notes due 2011” or “Notes”). The net proceeds from the issuance of the Notes were used to retire approximately $15.0 million of indebtedness outstanding under a then existing credit facility, to pay a special distribution to stockholders of approximately $134.6 million and for general corporate purposes. The Company may redeem any of the Notes beginning on May 15, 2007 with an initial redemption price of 109.500% of their principal amount plus accrued interest. In addition, before May 15, 2007, the Company may redeem up to 35% of the Notes at a redemption price of 109.500% of their principal amount plus accrued interest using the proceeds from sales of certain kinds of its capital stock. The Company has determined the early redemption option to be an embedded derivative and has determined the value of the embedded derivative to be immaterial. Any outstanding principal is due in May 2011 and interest is payable semi-annually in arrears on May 15 and November 15 of each year.

In the Indenture related to the 9 1/2% Senior Notes due 2011, the Company agreed to covenants that limit its and its Restricted Subsidiaries’ (i.e., Projecta B.V., Procolor S.A.S.) ability, among other things, to: (a) incur additional debt and issue Preferred Stock, (b) pay dividends, acquire shares of capital stock, make payments on subordinated debt or make investments, (c) place limitations on distributions from Restricted Subsidiaries, (d) issue or sell capital stock of Restricted Subsidiaries, (e) issue guarantees, (f) sell or exchange assets, (g) enter into transactions with stockholders and affiliates, (h) create liens and (i) effect mergers. In addition, if a change of control occurs, each holder of Notes will have the right to require the Company to repurchase all or part of the holder’s Notes at a price equal to 101% of their principal amount, plus any accrued interest to the date of purchase.

The Company has an unsecured revolving credit facility that expires in May 2006 with maximum possible borrowings equal to $5.0 million. At September 30, 2005 and December 31, 2004, the Company had no outstanding balances under this line of credit. Interest on outstanding borrowings related to this line of credit is calculated at the prime rate, which was 6.75% on September 30, 2005.

Projecta, the Company’s Dutch subsidiary, has an overdraft line of credit with maximum possible borrowings equal to the lower of 1.5 million Euros or certain percentages of Projecta’s eligible accounts receivable and inventory. At September 30, 2005 and December 31, 2004, Projecta had no outstanding balances under this line of credit. Interest on outstanding borrowings related to this line of credit is calculated at the Fortis Basic Rate plus 1.50%, the sum of which was 4.25% on September 30, 2005.

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

4. Earnings Per Share

Basic earnings per share are computed using the weighted average number of actual common shares outstanding during the period. Diluted earnings per share reflect the potential dilution that would occur from the exercise of common stock options outstanding. The following table presents the calculations of earnings per share for the periods ended (in thousands except share data):

	13 Weeks Ended September 30, 2005	13 Weeks Ended October 1, 2004	39 Weeks Ended September 30, 2005	40 Weeks Ended October 1, 2004
Net income	$8,826	7,806	24,261	25,699

Basic weighted average shares outstanding	5,371.84	5,340.84	5,361.44	5,289.24
Dilutive effect of stock options	71.07	70.11	71.07	70.11

Diluted weighted average shares outstanding	5,442.91	5,410.95	5,432.50	5,359.35

Earnings per share:
Basic	$1,643.01	1,461.57	4,525.09	4,858.73
Diluted	$1,621.56	1,442.63	4,465.90	4,795.18

5. Stock Options

The Company applies the intrinsic value-based method of accounting prescribed by Accounting Principles Board (APB) Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations. Under this method, compensation expense is recorded on the date of grant only if the current market price of the underlying stock exceeded the exercise price. Since the exercise price of the Company’s stock options equals the market value of the underlying common stock on the date of grant, no compensation expense is recognized. For the 39 weeks ended September 30, 2005 and the 40 weeks ended October 1, 2004, the Company did not recognize any compensation expense. SFAS No. 123, Accounting for Stock-Based Compensation, established accounting and disclosure requirements using a fair value method of accounting for stock-based employee compensation plans. As allowed by SFAS No. 123, the Company has elected to continue to apply the intrinsic value-based method of accounting described above, and has adopted the disclosure requirements of SFAS No. 123.

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

In December 2004, the FASB issued SFAS No. 123 (Revised 2004), Share-Based Payment, that revised FASB Statement No. 123, Accounting for Stock-Based Compensation, and superseded APB Opinion No. 25, Accounting for Stock Issued to Employees, and its related implementation guidance. SFAS No. 123R focuses primarily on accounting for transactions in which an entity obtains employee services through share-based payment transactions. SFAS No. 123R requires a public entity to measure the cost of employee services received in exchange for the award of equity instruments based on the fair value of the award at the date of grant. The cost will be recognized over the period during which an employee is required to provide services in exchange for the award. SFAS No. 123R is effective January 1, 2006 for the Company. The ultimate amount of increased compensation expense will be dependent on whether the Company adopts SFAS No. 123R using the modified prospective or retrospective method, the number of option shares granted during the year, their timing and vesting period, and the method used to calculate the fair value of the awards, among other factors. The adoption of SFAS No. 123R is not expected to have a material effect on the results of operations or financial position of the Company.

There were no anti-dilutive securities outstanding at September 30, 2005 or October 1, 2004.

6. Inventories

The Company accounts for its inventory at the lower of cost or market using the first-in, first-out (FIFO) method. Inventory was comprised of the following at (in thousands):

	September 30, 2005	December 31, 2004
Raw materials	$6,797	6,473
Work in progress	1,739	1,692
Finished goods	3,689	3,395

	$12,225	11,560

7. Comprehensive Income

The changes in the components of comprehensive income are as follows for the periods ended (in thousands):

	13 Weeks Ended September 30, 2005	13 Weeks Ended October 1, 2004	39 Weeks Ended September 30, 2005	40 Weeks Ended October 1, 2004
Net income	$8,826	7,806	24,261	25,699
Other comprehensive income:
Cumulative foreign exchange translation adjustments	(74)	169	(2,424)	(34)
Interest rate hedges	—	—	—	244

Total comprehensive income	$8,752	7,975	21,837	25,909

8. Segment Information

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

The following table presents financial information by segment for the periods stated (in thousands):

	13 Weeks Ended September 30, 2005	13 Weeks Ended October 1, 2004	39 Weeks Ended September 30, 2005	40 Weeks Ended October 1, 2004
Net Sales:
United States	$34,146	31,691	101,293	93,484
Europe	5,441	6,238	17,997	21,906

Total net sales	$39,587	37,929	119,290	115,390

Operating income:
United States	$11,883	10,964	33,491	29,196
Europe	906	1,185	2,846	5,290

Total operating income	$12,789	12,149	36,337	34,486

9. Commitments and Contingencies

The Company is involved in certain legal proceedings in the ordinary course of business. Management believes that all of the Company’s pending litigation is routine in nature and that none of this litigation is likely to have a material adverse effect on the results of operations or financial position of the Company.

10. Subsequent Event

Subsequent to September 30, 2005, the Company repurchased $6.0 million of the outstanding $150.2 million principal amount of its 9 1/2% Senior Notes due 2011 from the open market using cash on hand for an aggregate purchase price of $6.6 million. The Company retired these Notes and expects to incur an expense of $0.6 million during the fourth quarter related to the premium paid in the transaction and the write-off of deferred financing costs.

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

Results of Operations

Thirteen Weeks Ended September 30, 2005, Compared with Thirteen Weeks Ended October 1, 2004

Net Sales. Net sales were $39.6 million for the 13 weeks ended September 30, 2005, as compared to $37.9 million for the 13 weeks ended October 1, 2004, an increase of $1.7 million or 4.4%. Sales by the Company’s United States operations increased 7.7%. Increased demand across a broad range of product categories resulted in higher sales volumes in the domestic market. In the U.S., electric screen sales increased $1.1 million, wall screen sales increased $0.7 million, and portable screen sales increased $0.1 million from 2004 levels. Net sales from the Company’s European subsidiaries decreased by $0.8 million or 12.8%. The decrease in Europe was attributable to the difficult economic conditions in certain countries and the increased presence of lower priced competitors (including historical competitors and new entrants) both of which resulted in a decline in unit sales compared to the prior year period.

Cost of Sales. The cost of sales was $21.8 million for the third quarter of 2005, as compared to $21.1 million for the third quarter of 2004, an increase of $0.7 million, or 3.3%. As a percentage of net sales, the cost of sales represented 55.0% and 55.6% for the third quarter of 2005 and the third quarter of 2004, respectively. This constitutes a 0.6 percentage-point improvement in margin. Margin percentage at the Company’s United States operations increased while the decline in volume from the Company’s European operations resulted in a decrease in European margins.

Selling, General and Administrative Expenses. Selling, general and administrative expenses were $4.0 million in the third quarter of 2005, as compared to $3.8 million for the third quarter of 2004. The third quarter of 2005 includes approximately $0.3 million of expenses associated primarily with Sarbanes-Oxley and other public company compliance costs.

Depreciation and Amortization. Depreciation and amortization was $1.0 million for the third quarter of 2005 and $0.9 million for the third quarter of 2004. Depreciation is an expense recorded to recognize the use of long-lived tangible assets used mostly in the manufacturing of product. The increase in depreciation expense in 2005 reflects the capital expenditures made by the Company in 2004.

Interest. Interest expense totaled $3.7 million for the third quarter of 2005, as compared to $3.9 million for the third quarter of 2004, a decrease of $0.2 million. The decrease was a result of a reduction in the outstanding amount of the 9 1/2% Senior Notes due 2011 issued in May 2004.

Income Taxes. Income taxes were $0.3 million in the third quarter of 2005 as compared to $0.4 million for the third quarter of 2004. The decrease was due to lower operating income in Europe.

Net Income. Net income increased from $7.8 million for the third quarter of 2004 to $8.8 million for the third quarter of 2005. The increase resulted from the gross profit on the higher sales in the U.S. Increases in selling, general and administrative expenses and depreciation were offset by the reduction in interest expense.

Thirty-nine Weeks Ended September 30, 2005, Compared with Forty Weeks Ended October 1, 2004

Net Sales. Net sales were $119.3 million for the 39 weeks ended September 30, 2005, as compared to $115.4 million for the 40 weeks ended October 1, 2004, an increase of $3.9 million or 3.4%. Sales by the Company’s United States operations increased 8.4%. Increased demand across a broad range of product categories resulted in higher sales volumes in the domestic market. In the U.S., electric screen sales increased $3.7 million, wall screen sales increased $2.7 million, and portable screen sales increased $0.9 million from 2004 levels. Net sales from the Company’s European subsidiaries decreased by $3.9 million or 17.8%, with the stronger Euro offsetting $0.5 million of the overall decrease. The decrease in Europe was attributable to the difficult economic conditions in certain countries and the increased presence of lower priced competitors (including historical competitors and new entrants) both of which resulted in a decline in unit sales compared to the prior year period.

Cost of Sales. The cost of sales was $66.1 million for the first three quarters of 2005, as compared to $63.8 million for the first three quarters of 2004, an increase of $2.3 million, or 3.7%. As a percentage of net sales, the cost of sales represented 55.4% and 55.2% for the first three quarters of 2005 and the first three quarters of 2004, respectively. This constitutes a 0.2 percentage-point reduction in margin. The decline in volume from the Company’s European operations resulted in a decrease in European margins and caused the overall margin reduction. Margin percentage at the Company’s United States operations increased.

Selling, General and Administrative Expenses. Selling, general and administrative expenses were $13.5 million in the first three quarters of 2005, as compared to $14.3 million for the first three quarters of 2004. The decrease results from a non-cash compensation expense of $1.7 million incurred in the second quarter of 2004 related to an employee’s exercise of 40 options of common stock at less than the original exercise price as per an employee agreement entered into during the second quarter of 2004. The first three quarters of 2005 includes $0.9 million of expenses associated with Sarbanes-Oxley and other public company compliance costs.

Depreciation and Amortization. Depreciation and amortization was $3.3 million for the first three quarters of 2005 and $2.8 million for the first three quarters of 2004. Depreciation is an expense recorded to recognize the use of long-lived tangible assets used mostly in the manufacturing of product. The increase in depreciation expense in 2005 reflects the capital expenditures made by the Company in 2004.

Interest. Interest expense totaled $11.0 million for the first three quarters of 2005, as compared to $6.7 million for the first three quarters of 2004, an increase of $4.3 million. This increase was a direct result of the interest payable on the 9 1/2% Senior Notes due 2011 issued in May 2004.

Miscellaneous, net. Miscellaneous, net was $0.1 million for the first three quarters of 2005, as compared to $0.2 million for the first three quarters of 2004, a decrease of $0.1 million. Miscellaneous, net in 2004 consisted primarily of costs relating to the closing of a subsidiary in 2003.

Income Taxes. Income taxes were $0.9 million for the first three quarters of 2005, as compared to $1.8 million for the first three quarters of 2004. The decrease was due to lower operating income in Europe.

Net Income. Net income fell from $25.7 million for the first three quarters of 2004 to $24.3 million for the first three quarters of 2005, primarily due to increased interest expense associated with the Notes.

Liquidity and Capital Resources

Management believes the principal indicators of the Company’s liquidity are its cash position, remaining availability under its bank credit facilities and its excess working capital. At September 30, 2005, the Company’s cash position was $15.9 million, an increase of $6.6 million from December 31, 2004. Additionally, the Company has an unsecured revolving credit facility, with maximum possible borrowings equal to $5.0 million, which expires in May 2006. Interest on any outstanding borrowings related to this line of credit is calculated at the prime rate, which was 6.75% on September 30, 2005. At September 30, 2005, the Company had no outstanding balance under this line of credit. Furthermore, Da-Lite’s working capital position improved to $32.9 million (including $15.9 million of cash and cash equivalents) at September 30, 2005, from $26.4 million (including $9.3 million of cash and cash equivalents) at December 31, 2004 due to the increase in cash.

Subsequent to September 30, 2005, the Company repurchased $6.0 million of the outstanding $150.2 million principal amount of its 9 1/2% Senior Notes due 2011 from the open market using cash on hand for an aggregate purchase price of $6.6 million. The Company retired these Notes and expects to incur an expense of $0.6 million during the fourth quarter related to the premium paid in the transaction and the write-off of deferred financing costs. Depending on the Company’s expected cash needs, the prevailing prices of the Notes and other factors, the Company may repurchase additional Notes from time to time in the open market or otherwise.

The Company’s Dutch subsidiary, Projecta, has an overdraft line of credit, with maximum possible borrowings equal to approximately 1.5 million Euros or certain percentages of Projecta’s eligible accounts receivable and inventory. This facility is secured by Projecta’s accounts receivable and inventory. Interest on outstanding borrowings related to this line of credit is calculated at the Fortis Basic Rate plus 1.50%, the sum of which was 4.25% on September 30, 2005. At September 30, 2005, there were no borrowings outstanding under this line of credit.

The Company expects to be able to fund its working capital requirements, its capital expenditures and its distributions to stockholders with cash generated from operations.

Cash Flows

For the first three quarters of 2005, cash provided by operating activities was $27.9 million, as compared to $33.2 million during the first three quarters of 2004, a decrease of $5.3 million or 16.0%, reflecting the reduction of net income attributable to the increased interest expense associated with the Notes and the increase in working capital. Cash used in investing activities was $2.0 million during the first three quarters of 2005, as compared to $6.8 million during the first three quarters of 2004, all of which in both periods represented capital expenditures. Cash used in financing activities was $19.2 million during the first three quarters of 2005, as compared to $9.4 million during the first three quarters of 2004.

Interest expense was substantially higher in the first three quarters of 2005 compared to the first three quarters of 2004 as a result of the interest on the 9 1/2% Senior Notes due 2011 issued in May 2004. Management believes that the cash generated by the Company’s operations will be sufficient to cover this interest expense as well as to fund planned capital expenditures, although there can be no assurances in this regard.

Capital Expenditures

Capital expenditures were $2.0 million during the first three quarters of 2005 compared to $6.8 million during the first three quarters of 2004. The Company’s management currently expects to spend approximately $3.5 million on capital expenditures in 2005 using cash generated from operations. The higher level of capital expenditures in 2004 primarily reflected the construction of a new manufacturing facility in the Netherlands, which was completed in 2004.

Contractual Obligations

The following table sets forth, as of September 30, 2005, certain of the Company’s contractual obligations:

	Payments due by period
Contractual Obligations	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
	(in millions)
Interest and principal payments for senior debt	$235.8	14.3	28.5	28.5	164.5
Self-insurance letter of credit	0.3	0.3	—	—	—

Total	$236.1	14.6	28.5	28.5	164.5

Distributions

As a subchapter S corporation under the Internal Revenue Code of 1986, Da-Lite is not subject to U.S. federal income taxes. Instead, such taxes are payable by Da-Lite’s stockholders. Distributions are made by Da-Lite to its stockholders to pay estimated taxes relating to taxable income allocated to them by the Company on a quarterly basis. Tax related distributions were $2.7 million and $10.9 million in the third quarter of 2005 and the first three quarters of 2005, respectively.

The Company has paid regular distributions to its stockholders in 2005 at the monthly rate of $175 per share or $0.9 million in the aggregate, subject to the covenants contained in the indenture related to its Notes. Regular monthly distributions were paid to the Company’s stockholders in the first part of 2004, through April 2004, at the monthly rate of $200 per share or $1.0 million in the aggregate. In May 2004, the Company paid a special distribution to its stockholders of approximately $134.6 million in the aggregate ($25,500 per share). Although the Company continued to make quarterly tax distributions to its stockholders, additional regular monthly distributions during the remainder of 2004 were not issued.

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

The Company’s sales are not materially dependent on a single customer or a small group of customers. No one individual customer balance represented more than 10% of the Company’s total outstanding receivables as of September 30, 2005. Credit risk associated with the Company’s receivables is representative of the geographic, industry and customer diversity associated with the Company’s global business.

The Company also maintains credit controls for evaluating and granting customer credit. As a result, the Company may require that customers provide some type of financial guarantee in certain circumstances.

Foreign Currency Risk

Da-Lite routinely uses forward exchange contracts to economically hedge raw material purchases from vendors outside of the country of purchase.

Interest Rate Risk

Da-Lite does not have any variable rate debt outstanding and the Company’s management does not foresee the need to pursue additional debt financing at this time. Interest on outstanding borrowings related to Projecta’s overdraft line of credit is calculated at the Fortis Basic Rate plus 1.50%, the sum of which was 4.25% on September 30, 2005. Interest related to any outstanding balances on the Company’s $5.0 million revolving credit facility is calculated at the prime rate, which was 6.75% on September 30, 2005. At September 30, 2005, the Company had no outstanding balances under this line of credit.

At September 30, 2005, the Company had $150.2 million in fixed-rate long-term debt outstanding. There are no earnings risks associated with the Company’s fixed rate debt. The fair market value of the fixed-rate debt (based on discounted cash flows reflecting borrowing rates currently available for debt with similar terms and maturities) varies with fluctuations in interest rates. A 10% decrease in interest rates would have changed the fair market value of the fixed-rate debt to approximately $175 million from the fair value of approximately $166 million at December 31, 2004. Note that financial instruments are described as cash or contractual obligations or rights to pay or receive cash. The fair value of all other financial instruments approximates the carrying value because of the short term maturity of these instruments, including cash and cash equivalents, accounts receivable, inventory, prepaid expenses, accounts payable and accrued expenses.

Item 4. Controls and Procedures.

(a)	Evaluation of Disclosure Controls and Procedures. Based on the evaluation required by Rule 15d-15(b) under the Securities Exchange Act of 1934, the principal executive officer and principal financial officer of the Da-Lite have concluded that Da-Lite’s disclosure controls and procedures (as defined in Rule 15d-15(e)), as of the end of the period covered by this report, were effective to ensure that the information required to be disclosed by Da-Lite in reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms. The disclosure controls and procedures are designed to only provide reasonable assurance of achieving the desired control objections.

(b)	Changes in internal control over financial reporting. There were no changes in Da-Lite’s internal controls over financial reporting that occurred during the last fiscal quarter that has materially affected, or are reasonably likely to materially affect, Da-Lite’s internal control over financial reporting.

PART II

OTHER INFORMATION

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

During the third quarter of 2005, one employee exercised options to purchase an aggregate of 1.0 shares of our common stock at an aggregate purchase price of $15,418. This transaction was exempt from registration pursuant to, among other things, Section 4(2) of the Securities Act of 1933, as amended, and Rule 701 thereunder.

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

Date: November 1, 2005

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