Form 10-K
period 2005-12-30
DA-LITE SCREEN CO INC
filed 2006-02-23
CIK 881665

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 30, 2005

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

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☐    No  ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    Yes  ☐    No  ☒

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer” and “large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer  ☐                Accelerated filer  ☐                Non-accelerated filer  ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

As of February 20, 2006, there were 5,375.62 shares of the registrant’s common stock outstanding (all of which are privately owned and are not traded on any public market).

i

PART I

Item 1. Business.

Da-Lite Screen Company, Inc. (together with all its subsidiaries, the “Company” or “Da-Lite”) is the world’s leading manufacturer and distributor of projection screens based on internal estimates of market share. Da-Lite’s comprehensive product line includes a variety of front and rear projection screens, custom engineered rear projection systems and certain associated products such as lecterns, easels, audio visual carts and monitor mounts. By building on its 97 year history in the projection screen business, its reputation for delivering high-quality products and by providing its customers with exceptional service, the Company believes that it has earned the largest market share position and has developed the most highly regarded brand name in the industry.

Da-Lite operates manufacturing facilities in both the United States and Europe and its products are sold through an extensive sales and distribution network in over 100 countries. The Company generated net sales and net income before taxes of $165.6 million and $32.1 million, respectively, in 2005. Net sales and net income before taxes were $162.2 million and $33.6 million, respectively, in 2004.

Market Overview

Da-Lite designs, manufactures and distributes certain equipment used in large-scale audio visual presentation systems. The audio visual industry spans a number of markets, including Business, Consumer/Home Theater, Hospitality, Education, Government, Houses of Worship and other institutions that use large visual displays for a variety of purposes.

The Business market is the most important driver of success for the industry as a whole and is the Company’s most significant customer group. Recent growth in the Business segment can be attributed to the increased use of presentation software and other visual presentation tools in the workplace. Additionally, the declining prices of high output projectors has stimulated a growing number of businesses to equip their facilities with new audio visual systems or to retrofit their existing systems with improved equipment.

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

The Hospitality market is expected to grow as audio visual presentations become more popular in conference venues and as high output digital projectors become more portable.

The Education industry has traditionally been an important customer for the audio visual equipment industry. Growth in this market segment is expected to continue as audio visual presentation tools become standard equipment in classrooms.

Sales to Government accounts have largely followed trends in government spending.

The Houses of Worship segment is developing into a significant new area of growth as traditionally used communication materials such as bound paper hymnals and other printed matter are being augmented or replaced by modern audio visual systems.

International markets are important to the Company. Asia, Europe, Latin America and the Middle East are expanding their use of large-scale audio visual presentation systems.

Competitive Strengths

Da-Lite Screen Company, Inc. believes that its competitive strengths include the following:

•	High Quality and Broad Product Line. The Company believes that it leads the industry with the quality and breadth of its product line and that it offers its customers more choices of projection screen surfaces and screen sizes than its competitors. Da-Lite is recognized for developing new projection screen surfaces that enable customers to take advantage of the latest developments in projector technology and for introducing product features that add new levels of user convenience. The Company also manufactures and distributes other presentation products such as lecterns, easels, audio visual carts and monitor mounts. The Company’s extensive product line allows customers to meet a variety of their projection screen and presentation needs from a single source.

•	Strong Brands. The Company believes that the Da-Lite® brand is the leading name in the projection screen industry and the Company is dedicated to maintaining its position by demonstrating industry leadership in product development, customer service and education. The Company has a number of other recognized brands, including Projecta® (projection screens and support furniture), Procolor® (projection screens), Fast-Fold® (portable screens), Oravisual® (easels and lecterns), Polacoat® (rear projection screens) and Advance Products® (audio visual carts and monitor mounts).

•	Excellent Customer Service and Support. Da-Lite offers excellent customer support through a dedicated staff of product specialists to assist dealers and users in meeting their presentation needs. Da-Lite’s product specialists are required to be certified by the International Communications Industries Association, Inc.® (ICIA®) and the International Communications Industries Foundation (ICIF) before they are allowed to handle customer inquiries.

•	Strong Worldwide Distribution and Marketing Capabilities. The Company uses a dedicated group of sales employees located throughout the United States to reach its dealers and other customers. In addition, the Company maintains relationships with distributors or dealers in over 100 countries throughout the world.

•	Efficient and Flexible Manufacturing. The Company believes that its streamlined manufacturing processes and information systems allow it to offer its customers’ rapid order turn around times, customizable product features and competitive pricing. Consequently, the Company’s dealers are able to conserve capital by keeping their inventory levels low while providing end users with more product choices and better service.

•	Experienced and Capable Workforce and Management Team. The Company’s highly motivated and flexible workforce continues to be an important source of ideas to improve productivity and to reduce costs on a continuing basis. The Company also has a very experienced and capable management team. Mr. Richard E. Lundin, the Chairman, President and Chief Executive Officer, and Ms. Judith D. Loughran, the Executive Vice President, joined the Company in 1989 as part of a leveraged buyout and have led the Company’s expansion strategy through internal growth and strategic acquisitions since then.

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

In 1984, Heritage Communications, Inc. (Heritage) acquired Da-Lite and subsequently consolidated its operations with other Heritage presentation product operations including Welt/Safe-Lock (projection tables) and Oravisual (easels and lecterns).

In 1987, Tele-Communications, Inc. purchased Heritage and sought to divest the non-cable television portion of the business including Da-Lite and its consolidated companies. Da-Lite’s current management and major shareholders executed a leveraged buyout of the Company in 1989.

In 1991, the Company acquired Projecta B.V., a European screen and audio visual furniture company. Two years later, it acquired Uni-Screen, a producer of home theater screens. In 1995, the Company purchased the Advance Products Company, Inc., an audio visual cart, monitor mount and projector table company. The Company acquired Visual Structures, Inc., a video wall and rear screen support structure company, in 1999. Da-Lite subsequently disposed of Visual Structures’ video wall activities and consolidated the rear screen support operations into its other operations. In 2001, the Company made its most recent acquisition by purchasing Procolor, a French screen manufacturer which further expanded Da-Lite’s European presence.

Products

Da-Lite’s core business is the manufacturing of projection screens that are used in conjunction with projectors manufactured by other companies. The Company’s projection screens can be found in a variety of settings including: conference rooms, training facilities, educational institutions, entertainment venues, meeting rooms, worship centers and private homes. The Company does not typically manufacture projection screens for use in motion picture theaters. Screen sales, which accounted for approximately 83%, 83% and 81% of the Company’s net sales in 2005, 2004 and 2003, respectively, can be divided into three broad categories (i.e. electric, wall and portable) which can be further divided into 18 different screen surfaces tailored to meet a variety of projection and viewing requirements. Da-Lite has developed several new screen surfaces in recent years that have different characteristics with respect to the reflectivity of light, the resolution of a projected image and the size of the image viewing angle to suit the changing capabilities of projection systems. Da-Lite’s standard product catalog generally lists projection screens that range in size from 40 inches by 40 inches, on the small end, to 30 feet by 30 feet, on the large end. Larger or specially shaped screens are produced on a custom order basis. Da-Lite believes that its flexible and vertically integrated manufacturing processes allow it to deliver products to its customers more efficiently than its competitors.

Electric Screens. Electrically operated screens are usually found in business meeting rooms, educational institutions, worship centers and in home theater applications. These screens use a motorized roller system to raise or lower the viewing surface from a case and have the ability to be concealed in the ceiling or hung at the top of a wall. Electric screens accounted for approximately 37%, 35% and 35% of the Company’s net sales in 2005, 2004 and 2003, respectively.

Wall Screens. Wall screens are typically found in business meeting rooms, in educational institutions and in home theater applications. Wall screens are normally mounted on an exposed wall surface and may either be retractable or attached to a fixed frame. Wall screens accounted for approximately 22%, 22% and 20% of the Company’s net sales in 2005, 2004 and 2003, respectively.

Portable Screens. The Fast-Fold® line of portable screens are most often used in hotel meeting rooms, entertainment venues and other situations that require easy setup and quick removal. The Company’s other portable screens include Insta-Theater® screens which can be placed on the floor or on a table and freestanding tripod screens. Portable screens accounted for approximately 22% of the Company’s net sales in each of 2005, 2004 and 2003.

Screen Materials. Da-Lite manufactures screen materials used to assemble many of the Company’s branded products and sells a percentage of its supply as non-branded screen materials to a number of its competitors. The Company’s management believes that this in-house capability provides a cost advantage in the projection screen industry. Sales of screen materials accounted for approximately 3%, 4% and 3% of its net sales in 2005, 2004 and 2003, respectively.

Other. The Company produces custom engineered rear projection systems and also manufactures a number of complementary products, including audio visual carts, monitor mounts, easels, multi-media support furniture, lecterns and conference cabinets. These items allow Da-Lite to offer a complete product line that enables customers to satisfy many of their audio visual peripheral needs from a single source. Sales of other products and freight accounted for approximately 17%, 17% and 19% of the Company’s net sales in 2005, 2004 and 2003, respectively. This category includes amounts billed to customers for shipping in conformity with Emerging Issues Task Force (EITF) 00-10, Accounting for Shipping and Handling Fees and Costs (EITF 00-10).

Note 7 of the notes to the Company’s consolidated financial statements included in Item 8 of this report contains information regarding Da-Lite’s two reporting segments, the United States and Europe.

Distribution and Customers

Da-Lite currently sells its products to more than 7,500 dealers or distributors in over 100 countries around the world. The Company generally does not sell its products directly to end users. Furthermore, the Company has a broad customer base with no customer accounting for more than 2% of net sales in 2005 and with the Company’s top ten customers accounting for approximately 11% of 2005 net sales. Da-Lite’s product offering enables customers to consolidate purchasing requirements by using the Company as their main supplier for a variety of items.

In the United States, the Company sells primarily through nonexclusive dealers, such as traditional audio visual resellers who sell products to end users. Outside of the United States, the Company sells to distributors who in turn sell to local dealers in their respective countries.

Sales and Marketing

The Company believes that the Da-Lite® brand is the leading name in the projection screen industry and the Company is dedicated to maintaining its position by demonstrating leadership in product development, customer service and education. The Company also has a number of other recognized brands, including Projecta (projection screens and support furniture), Procolor (projection screens), Fast-Fold® (portable screens), Oravisual® (easels and lecterns), Polacoat® (rear projection screens) and Advance Products® (audio visual carts and monitor mounts). Da-Lite Screen Company, Inc. is recognized by the International Communications Industries Association, Inc.® (ICIA®) and the International Communications Industries Foundation (ICIF) as a Certified Audio Visual Solutions Provider, the industry standard certification for companies in the professional audio visual industry.

Sales. The Company’s Sales division is categorized into five groups:

The Commercial Sales group is responsible for sales to the corporate market in the United States, Canada and South and Central America. The group consists of Sales Consultants who call on accounts in their defined territories to assist dealers with sales training, present new products, perform after sales service and detail Da-Lite’s product offering to projection screen purchasing decision makers, including architects and contractors. The Company’s Sales Consultants are Da-Lite employees and are compensated through a monthly commission based upon payments received for products shipped to their respective territories.

The Home Theater Sales group consists of independent representatives located in the United States and Canada who focus on the sale of screens in connection with home theaters. These representatives, unlike the Sales Consultants in the Commercial Sales group, are not the Company’s employees and are compensated on a commission basis.

The International Sales team is responsible for managing the Company’s foreign distributors in Europe, Asia, Mexico, the Middle East and Africa. Da-Lite sells products to distributors operating in these regions that, in turn, market the Company’s products to dealers within their respective countries.

The Bids and Quotes group is responsible for working with dealers on major projects.

The Internal Customer Service group is located in the Company’s Warsaw facility. Da-Lite’s product specialists receive extensive customer service and product application training and are required to be ICIA® certified to handle customer inquiries.

Marketing. The Company’s marketing effort employs a variety of media to promote the Da-Lite brand, including a detailed color catalog, an interactive website, trade shows and target advertising. The Company’s primary marketing medium for its extensive product line is a broad color catalog that contains detailed product and pricing information.

The Company’s website, www.da-lite.com, has played an increasing role in the Company’s marketing plan in recent years. The website is a core marketing resource and contains a complete product list accompanied with photos, detailed descriptions, specification data and pricing information. In addition, the website offers a live chat area where Da-Lite representatives answer questions regarding the Company’s products. The website also provides comprehensive product information regarding the appropriate size and type of projection screen required for a given application.

Trade shows are a key tool for audio visual companies to stay abreast of the most recent market developments. The Company utilizes state-of-the-art display booths at trade shows to promote its products to customers and other members of the audio visual industry.

In addition to the complete color catalog and trade show marketing, the Company employs several other marketing techniques including targeted advertising in consumer publications and trade journals, cooperative marketing efforts with other firms, maintaining an information website and publishing both printed and electronic specification guides.

The Company believes that maintaining the market leader position carries with it a responsibility to educate the consumer base. In this regard, Da-Lite has published white papers on presentation technology and the Company’s trade show participation includes a strong educational component.

Suppliers

The Company has developed strong relationships with a global network of suppliers and relies on these relationships to ensure that high quality inputs are delivered in a reliable and timely manner. The Company’s principal purchased components include fabric, fabric substrates, chemicals and coatings used for screen surfaces, motors to operate electric screens, aluminum, packaging materials and steel. The Company actively evaluates its total supply chain costs and develops sourcing opportunities in various parts of the world to obtain the highest quality inputs for production and to manage the Company’s costs. In some cases, the Company relies on a limited number of suppliers for key components or materials especially with regard to one type of fabric substrate. If one or more of these suppliers were to terminate production or otherwise stop providing the Company with materials, the Company’s financial results could be adversely affected.

Competition

Da-Lite competes in the audio visual presentation equipment industry with a number of other manufacturers in the United States and overseas. On an international basis, the Company currently competes with two established projection screen manufacturers and a number of newer entrants from China and elsewhere. The Company also competes with a number of smaller companies in many of the local markets in which it is active. Although there are many manufacturers of projection screens, the Company believes that it has a substantially larger market share in projection screens than the nearest competitor. The Company believes that it is the leader in both North America and Europe and that no individual competitor has a leading position in Asia. Da-Lite believes that its reputation for quality, the breadth of its product line, its rapid delivery times, its customer support and its broad distribution network are key factors differentiating the Company from its competitors, some of which compete primarily on price. The Company’s projection screens also compete, to a certain extent, with electronic display products such as large liquid crystal displays, plasma screens and television monitors.

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

Employees

Employees are a key part of the Company’s success and the Company’s management believes that relationships with employees are excellent. As of December 30, 2005, the Company had approximately 495 employees in the United States and 117 employees in its European facilities. None of the Company’s U.S. employees and substantially all of the Company’s European employees are represented by unions. Management takes pride in developing a work environment that fosters a loyal culture with a focus on efficiency, quality and developing innovative methods to improve productivity. The Company has been able to avoid layoffs since 1991 and management believes this philosophy has instilled a collaborative and supportive environment that facilitates employee participation in improving productivity.

Item 1A. Risk Factors.

The Company’s business, its future performance and forward looking statements are affected by general industry and growth rates, general U.S. and non-U.S. economic and political conditions (including the global economy), competition, supplier relationships, interest rate and currency exchange rate fluctuations and other events. The following items are representative of the risks, uncertainties and other conditions that may impact the Company’s business, future performance and the forward looking statements that it makes in this report or that it may make in the future.

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

Shortages of materials or components could adversely affect the Company’s results. In addition, there are certain materials and components, including one type of fabric substrate, as to which the Company has only a few suppliers. Any disruption in deliveries from these suppliers also could hinder the Company’s ability to fulfill customer orders on a timely basis, which could adversely affect the Company’s results.

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

A large portion of the Company’s manufacturing and other operations are conducted at its headquarters facility in Warsaw, Indiana. Any interruption in manufacturing, head office or computer operations from fire, severe weather, accident or other calamity or work stoppage at this facility or the Company’s other facilities could have a material adverse effect on the Company’s reputation and results.

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

The Company performs most of its manufacturing in the United States with the remainder of its manufacturing capability located in The Netherlands and France. Virtually all of the Company’s labor and overhead costs and many of its costs for components and supplies are in U.S. dollars or Euros although the Company also procures some components in Asia. Furthermore, the Company’s customers are located throughout the world. Consequently, fluctuations in currency exchange rates could negatively affect the Company’s results.

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

Item 1B. Unresolved Staff Comments.

Not applicable.

Item 2. Properties.

Da-Lite conducts its business from the following facilities, all of which are owned by the Company:

Location	Approximate Sq. Footage	Primary Function
Warsaw, Indiana	311,300	Main manufacturing facility and corporate headquarters
Blue Ash, Ohio	44,000	Screen fabric production, rear projection screens
Wichita, Kansas	130,000	Metal fabrication
Weert, Netherlands	160,000	Screen manufacturing, metal fabrication
Weert, Netherlands	104,000	Prior manufacturing facility held for sale
Patay, France	43,560	Screen manufacturing

Warsaw Facility. The facility based in Warsaw, Indiana has the most extensive production capabilities and serves as the Company’s headquarters. After suffering extensive tornado damage in 2001, the facility began to implement lean manufacturing techniques to further improve productivity.

Blue Ash (Cincinnati Area) Facility. The Blue Ash, Ohio facility is a much smaller plant that produces all of the flexible material used in the Fast-Fold portable screen product line and certain electric screens. The facility also supplies optical and structural components for the Company’s rear projection systems.

Wichita Facility. The Wichita, Kansas plant is largely a metal fabrication facility that produces carts and stands, monitor mounts, easels and multi-media support furniture. Wichita also acts as a central distribution center for certain end items.

Weert Facilities. The Weert, Netherlands facility is a vertically integrated manufacturing plant that produces front projection screens, carts and stands, and multi-media support furniture under the Projecta brand name. The Company completed the construction of the 160,000 square foot facility in September 2004 and uses this site to house its Dutch manufacturing and office personnel. All operations have been transferred to this new site and the Company expects to sell its original 104,000 square foot plant.

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

Item 4. Submission of Matters to a Vote of Security Holders.

No matters were submitted to a vote of security holders during the fourth quarter ended December 30, 2005.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

As of December 30, 2005, there were 56 holders of record of the Company’s single-class of capital stock. No public trading market, or public exchange, for the Company’s common equity has been established.

As a subchapter S corporation under the Internal Revenue Code of 1986, distributions are made by Da-Lite to its shareholders to pay estimated taxes relating to taxable income allocated to them by the Company on a quarterly basis. Tax related distributions were $10.9 million and $9.5 million in 2005 and 2004, respectively. In 2004, regular monthly distributions were paid to the Company’s shareholders through April 2004, at the monthly rate of $200 per share or $1.0 million in the aggregate. In May 2004, the Company paid a special distribution to its shareholders of approximately $134.6 million ($25,500 per share). Although the Company continued to make quarterly tax distributions to its shareholders, additional regular monthly distributions were not issued after May 2004 for the remainder of 2004. The Company resumed regular distributions to its shareholders in 2005 at the monthly rate of $175 per share or $0.9 million in the aggregate, subject to the covenants contained in the indenture relating to its 9 1/2% Senior Notes.

During the fourth quarter of 2005, the Company repurchased one share of the Company’s common stock from a shareholder for $30,894.

Item 6. Selected Financial Data.

The following tables set forth Da-Lite’s selected consolidated financial data. The selected consolidated financial data as of and for each of the years in the five-year period ended December 30, 2005 were derived from the Company’s audited consolidated financial statements.

	Year Ended (1)
	December 30, 2005	December 31, 2004	December 26, 2003	December 27, 2002	December 28, 2001
	(dollars in thousands, except per share data)
Net sales (2)	$165,634	162,166	135,673	122,734	117,967
Net income	30,815	31,194	28,604	24,409	18,886
Basic earnings per share	5,744.53	5,881.92	5,493.95	4,685.49	3,608.61
Diluted earnings per share	5,671.36	5,788.80	5,468.23	4,676.89	3,595.75
Distributions per share	4,124.49	28,098.03	3,619.93	3,309.89	3,527.73
Total assets	93,089	94,344	72,520	69,488	66,414
Total debt	144,200	150,200	17,850	28,500	34,500
Stockholders’ (deficit) equity	(62,638)	(68,556)	43,544	31,152	22,468

(1)	The Company uses a 52-week or 53-week fiscal year ending on the last Friday of December. The fiscal year ended December 31, 2004 was a 53-week year and all other fiscal years were 52-week years.
(2)	The above amounts of Net Sales for the years ended December 31, 2004, December 26, 2003, December 27, 2002 and December 28, 2001 have been increased from the amounts previously reported by $7,940, $6,559, $6,006 and $5,637, respectively, to be in conformity with EITF 00-10 which prescribes that shipping billings be recorded in revenues and corresponding costs be recorded in cost of sales.

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

Overview

Da-Lite is the world’s leading manufacturer and distributor of projection screens based on internal estimates of market share. Projection screens are the Company’s main product line and the Company produces three types: (1) electrically operated screens, which have the ability to retract into a concealed ceiling recess or into a wall-mounted case, (2) wall screens, which are normally mounted on an exposed wall surface and may either be manually retractable or attached to a rigid frame, and (3) portable screens that can easily be set up and removed. Da-Lite also sells custom engineered rear projection systems and complementary presentation products such as lecterns, easels, audio visual carts, monitor mounts and conference cabinets.

Outlook

Da-Lite believes that its primary competitive strengths continue to be the quality of its products, the breadth of its product line and its excellent customer service. The Company is focused on making the investments needed to maintain the high level of performance historically seen from its core business. Sales growth for 2006 is difficult to forecast because the Company does not operate with a significant order backlog.

Regular profit distributions to shareholders in 2006 have been issued at the monthly rate of $200 per share or $1.1 million in the aggregate, subject to the covenants contained in the indenture related to the Company’s 9 1/2% Senior notes. The Company currently believes that cash generated from operations will be sufficient to cover its operating requirements, although there can be no assurances in this regard.

As discussed in note 1(s) to the consolidated financial statements, there are no new accounting standards that the Company believes will have a material effect on the results of operations or financial position of the Company.

Results of Operations

Year Ended December 30, 2005 Compared with Year Ended December 31, 2004

Net Sales. Net sales were $165.6 million for 2005, as compared to net sales of $162.2 million for 2004, an increase of $3.4 million or 2.1%. Strong performance in the North American market helped to offset lower than expected sales in Europe resulting from difficult economic conditions and increased competition from new and existing competitors. Growth in North America was partly attributable to increased sales to the Business and Consumer/Home Theater markets. In addition, the 2005 fiscal year was a 52-week period whereas the 2004 fiscal year was a 53-week period. In the U.S., electric screen sales increased $5.0 million, wall screen sales increased $3.4 million and portable screen sales increased $1.1 million. Sales from the Company’s European subsidiaries decreased $5.7 million or 18.8%.

Cost of Sales. Cost of sales were $100.8 million for 2005, as compared to $97.8 million for 2004, an increase of $3.0 million or 3.1%. As a percentage of net sales, the cost of sales represented 60.8% and 60.3% for 2005 and 2004, respectively. Margins at our US facilities increased slightly. Margins at our European operations decreased as a result of lower product volumes, which led to unabsorbed overhead.

Selling, General and Administrative Expenses. Selling, general and administrative expenses were $17.2 million for 2005, as compared to $18.6 million for 2004. Selling, general and administrative expenses in the Company’s European subsidiaries decreased $0.4 million. In the second quarter of 2004, the Company incurred a non-cash compensation expense of $1.7 million related to an employee’s exercise of 40 options of common stock at less than the original exercise price as per an employment agreement entered into during the second quarter of 2004.

Interest, net. Interest expense totaled $14.8 million for 2005, as compared to $10.8 million for 2004, an increase of $4.0 million. This increase was a direct result of the interest on the 9 1/2% senior debt issued in May 2004.

Miscellaneous, net. Miscellaneous, net was $0.7 million for 2005, as compared to $1.1 million for 2004, a decrease of $0.4 million. Miscellaneous, net consisted primarily of the premium paid to retire $6.0 million and $9.8 million of the Company’s 9 1/2% senior notes in the fourth quarter of 2005 and in the second half of 2004, respectively.

Income Taxes. As a subchapter S corporation for United States tax purposes, the Company is generally not subject to United States federal and state income taxation. Rather, the Company’s income, gains, losses, deductions and credits flow through to its shareholders and the Company makes distributions to them to meet their tax obligations at an assumed maximum federal and state tax rate (based on the state with the highest tax rate in which any of the Company’s shareholders reside). This assumed rate was 40.4% during 2005. The Company pays foreign income taxes on the earnings of its European subsidiaries.

Net Income. As a result of the aforementioned factors, net income decreased $0.4 million from $31.2 million in 2004 to $30.8 million in 2005.

Year Ended December 31, 2004 Compared with Year Ended December 26, 2003

Net Sales. Net sales were $162.2 million for 2004, as compared to net sales of $135.7 million for 2003, an increase of $26.5 million or 19.5%. Improved economic conditions in North America during 2004 as compared to 2003 contributed to this growth as the Company realized sales increases in all of its product lines. In addition, the 2004 fiscal year was a 53-week period whereas the 2003 fiscal year was a

52-week period. In the U.S., electric screen sales increased $7.1 million, wall screen sales increased $6.4 million and portable screen sales increased $5.3 million. Sales from the Company’s European subsidiaries increased $5.4 million or 21.6% with the stronger Euro accounting for $2.9 million of that increase.

Cost of Sales. Cost of sales were $97.8 million for 2004, as compared to $87.4 million for 2003, an increase of $10.4 million or 11.9%. As a percentage of net sales, the cost of sales represented 60.3% and 64.4% for 2004 and 2003, respectively. This constitutes a 4.1 percentage point improvement in margins and results from a combination of the increased sales of higher margin products and greater productivity at the Warsaw, Indiana plant.

Selling, General and Administrative Expenses. Selling, general and administrative expenses were $18.6 million for 2004, as compared to $15.0 million for 2003. In the second quarter of 2004, the Company incurred a non-cash compensation expense of $1.7 million related to an employee’s exercise of 40 options of common stock at less than the original exercise price as per an employment agreement entered into during the second quarter of 2004. Salaries and commission expense increased $1.0 million as a result of increased sales and performance based compensation. Marketing expense increased $0.2 million as the Company expanded its market coverage in the home theater and on-line resale markets. Selling, general and administrative expenses in the Company’s European subsidiaries increased $1.1 million of which $0.5 million was the result of the strengthening Euro.

Interest, net. Interest expense totaled $10.8 million for 2004, as compared to $2.0 million for 2003, an increase of $8.8 million. This increase was a direct result of the interest on $160 million of 9 1/2% senior debt issued in May 2004.

Miscellaneous, net. Miscellaneous, net was $1.1 million for 2004, as compared to $0.6 million for 2003, an increase of $0.5 million. Miscellaneous, net consisted primarily of the premium paid to retire $9.8 million of the Company’s 9 1/2% senior notes in 2004 and costs relating to the closing of a subsidiary in 2003.

Income Taxes. As a subchapter S corporation for United States tax purposes, the Company is generally not subject to United States federal and state income taxation. Rather, the Company’s income, gains, losses, deductions and credits flow through to its shareholders and the Company makes distributions to them to meet their tax obligations at an assumed maximum federal and state tax rate (based on the state with the highest tax rate in which any of the Company’s shareholders reside). This assumed rate was 40.4% during 2004. The Company pays foreign income taxes on the earnings of its European subsidiaries.

Net Income. As a result of the aforementioned factors, net income increased $2.6 million from $28.6 million in 2003 to $31.2 million in 2004.

Liquidity and Capital Resources

The Company has been able to fund its working capital requirements, its capital expenditures and its distributions to shareholders primarily with cash generated from operations.

In October 2005, the Company repurchased $6.0 million of the $160 million principal amount of its 9 1/2% senior notes from the open market using cash on hand for an aggregate purchase price of $6.4 million. The Company retired these notes, wrote-off the related deferred financing costs and incurred a charge of $0.6 million during the fourth quarter of 2005 relating to the repurchase. Depending on the Company’s expected cash needs, the prevailing prices of the senior notes and other factors, the Company may repurchase additional outstanding senior notes from time to time in the open market or otherwise.

Cash Flows

Cash provided by operating activities was $34.1 million in 2005, as compared to $38.7 million in 2004, a decrease of $4.6 million or 11.7%. Cash used in investing activities was $2.6 million in 2005, as compared to $8.9 million in 2004, all of which in both periods represented capital expenditures. Cash used in financing activities was $28.1 million in 2005, as compared to $21.6 million in 2004. A cash inflow of $160 million, related to the issue of senior debt, was substantially offset by a special dividend to shareholders of $134.6 million and payment of financing costs of $6.0 million during the 2004 fiscal year.

Management believes that the cash generated by the Company’s operations will be sufficient to cover its expenses as well as to fund planned capital expenditures, although there can be no assurances in this regard.

Liquidity

Management believes the principal indicators of the Company’s liquidity are its cash position, remaining availability under its bank credit facilities and its excess working capital. At December 30, 2005, the Company’s cash position was $12.5 million, an increase of $3.2 million from December 31, 2004. Additionally, the Company had an unsecured revolving credit facility, which expires in May 2006, with maximum possible borrowings equal to $5.0 million. At December 30, 2005, the Company had no outstanding balances under this line of credit. Interest on outstanding borrowings related to this line of credit is calculated at the prime rate, which was 7.25% at December 30, 2005. Furthermore, Da-Lite’s working capital position improved to $31.3 million (including $12.5 million of cash and cash equivalents) at December 30, 2005 from $26.4 million (including $9.3 million of cash and cash equivalents) at December 31, 2004.

The Company repurchased $6.0 million in principal amount of its 9 1/2% senior notes during the fourth quarter of 2005 using cash on hand for an aggregate purchase price of $6.4 million. The Company retired these notes, wrote-off the related deferred financing costs and incurred a charge of $0.6 million during the fourth quarter of 2005 relating to the repurchase. Depending on the Company’s expected cash needs, the prevailing prices of the 9 1/2% senior notes and other factors, the Company may repurchase additional outstanding 9 1/2% senior notes from time to time in the open market or otherwise.

Regular profit distributions to shareholders in 2005 were issued at the monthly rate of $175 per share or $0.9 million in aggregate, subject to the covenants contained in the indenture relating to the notes. As a subchapter S corporation under the Internal Revenue Code of 1986, the Company also made quarterly tax distributions to its shareholders to pay estimated taxes relating to taxable income allocated to them by the Company.

At December 30, 2005, the Company’s Dutch subsidiary, Projecta, had a line of credit, with maximum possible borrowings equal to approximately 1.5 million Euros or certain percentages of Projecta’s eligible accounts receivable and inventory. This facility is secured by Projecta’s accounts receivable and inventory. At December 30, 2005, no amount was outstanding under this line of credit.

Capital Expenditures

Capital expenditures were $2.6 million in 2005 and $8.9 million in 2004. Substantially all of the expenditures in 2005 were related to machinery and equipment purchases. Approximately $4.0 million of expenditures in 2004 were related to the construction of the Company’s new 160,000 square foot facility in the Netherlands, which was completed in September 2004. The Company’s management currently expects to spend approximately $4.0 million on capital expenditures in 2006 using cash generated from operations.

Contractual Obligations

The following table sets forth, as of December 30, 2005, certain of the Company’s contractual obligations:

	Payments due by period
Contractual Obligations	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
	(in millions)
Interest and principal payments for senior debt	$219.5	13.7	27.4	27.4	151.0
Self-insurance letter of credit	0.5	0.5	—	—	—

Total	$220.0	14.2	27.4	27.4	151.0

Distributions

As a subchapter S corporation under the Internal Revenue Code of 1986, distributions are made by Da-Lite to its shareholders to pay estimated taxes relating to taxable income allocated to them by the Company on a quarterly basis. Tax related distributions were $10.9 million in 2005 and $9.5 million in 2004. The Company made additional regular distributions to its shareholders in 2005 at the monthly rate of $175 per share or $0.9 million in the aggregate, subject to the covenants contained in the indenture related to its 9 1/2% senior notes. Regular monthly distributions were paid to the Company’s shareholders in the first part of 2004, through April 2004, at the monthly rate of $200 per share or $1.0 million in the aggregate. In May 2004, the Company paid a special distribution to its shareholders of approximately $134.6 million ($25,500 per share). Although the Company continued to make quarterly tax distributions to its shareholders, additional regular monthly distributions during the remainder of 2004 were not issued. The Company has increased regular distributions to its shareholders in 2006 to the monthly rate of $200 per share or $1.1 million in the aggregate.

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

Revenue Recognition—The Company recognizes revenue when it has received an order from a customer, product has been shipped FOB shipping point, the sales price is fixed or determinable and the collectibility of sales price is reasonably assured. All amounts billed to customers in a sales transaction related to shipping and handling are recorded as revenue, and costs incurred by the Company for shipping and handling are recorded as cost of sales in conformity with EITF 00-10, Accounting for Shipping and Handling Fees and Costs.

Allowance for Doubtful Accounts—The financial status of customers is routinely checked and monitored by the Company when granting credit. The Company provides an allowance for doubtful accounts based upon historical experience and management’s analysis of past due accounts.

Goodwill—Goodwill represents the excess of purchase price over the fair value of identifiable net assets acquired. With the adoption of SFAS No. 142, management tests goodwill for impairment to determine whether its carrying value exceeds its implied fair value at least annually, or when events or changes in circumstances occur. Management has determined there were no indicators of impairment in 2005 and 2004. The change in the balance of goodwill from December 31, 2004 to December 30, 2005 is the result of foreign currency translation.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

Concentration of Credit Risk

Financial instruments that potentially subject the Company to significant concentrations of credit risk consist primarily of cash, cash equivalents and accounts receivable. The Company maintains cash and cash equivalents with well capitalized financial institutions.

The Company’s sales are not materially dependent on a single customer or a small group of customers. No one individual customer balance represented more than 2% of the Company’s total outstanding receivables as of December 30, 2005. Credit risk associated with the Company’s receivables is representative of the geographic, industry and customer diversity associated with the Company’s global business.

The Company also maintains credit controls for evaluating and granting customer credit. As a result, the Company may require that customers provide some type of financial guarantee in certain circumstances.

Foreign Currency Risk

Da-Lite routinely uses forward exchange contracts to hedge raw material purchases from vendors outside of the country of purchase. Gains and losses on these contracts offset changes in the related foreign currency denominated costs. At December 30, 2005, the Company had open forward exchange contracts with a notional value of $0.8 million. The fair value of these open forward exchange contracts was not material.

Interest Rate Risk

Da-Lite does not have any variable rate debt outstanding and the Company’s management does not foresee the need to pursue additional debt financing at this time. Interest related to outstanding balances in the Company’s $5.0 million revolving credit facility is calculated at the prime rate, which was 7.25% at December 30, 2005. The Company had no outstanding borrowings related to this credit facility on December 30, 2005.

At December 30, 2005, the Company had $144.2 million in fixed-rate long-term debt outstanding. There are no earnings risks associated with the Company’s fixed-rate debt. The fair market value of the fixed-rate debt (based on discounted cash flows reflecting borrowing rates currently available for debt with similar terms and maturities) varies with fluctuations in interest rates. A 10% decrease in interest rates would have changed the fair market value of the fixed-rate debt to approximately $160 million from the fair value of approximately $154 million at December 30, 2005. See note 1(n) to the consolidated financial statements for further discussion.

Report of Independent Registered Public Accounting Firm

The Board of Directors

Da-Lite Screen Company, Inc.:

We have audited the accompanying consolidated balance sheets of Da-Lite Screen Company, Inc. and subsidiaries (the Company) as of December 30, 2005 and December 31, 2004, and the related consolidated statements of operations, stockholders’ (deficit) equity and comprehensive income, and cash flows for each of the years in the three-year period ended December 30, 2005. In connection with our audits of the consolidated financial statements, we have also audited the financial statement schedule II. These consolidated financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall consolidated financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Da-Lite Screen Company, Inc. and subsidiaries as of December 30, 2005 and December 31, 2004, and the results of their operations and their cash flows for each of the years in the three-year period ended December 30, 2005, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

/s/ KPMG LLP

Des Moines, Iowa

February 20, 2006

Item 8. Financial Statements and Supplementary Data.

DA-LITE SCREEN COMPANY, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(Dollars in thousands)

	December 30, 2005	December 31, 2004
Assets
Current assets:
Cash and cash equivalents	$12,547	9,306
Accounts receivable, less allowance for doubtful accounts of $453 in 2005 and $550 in 2004	16,492	17,083
Inventories	12,195	11,560
Prepaid expenses and other	439	301
Prepaid income taxes	179	—

Total current assets	41,852	38,250

Property, plant and equipment:
Land and land improvements	2,531	3,055
Buildings and building improvements	17,135	19,918
Machinery and equipment	25,538	23,833
Furniture and fixtures	7,581	7,603
Construction in-process	18	77

	52,803	54,486
Less accumulated depreciation	32,610	30,188

Net property, plant and equipment	20,193	24,298

Goodwill	25,851	26,604
Other assets, net	5,193	5,192

	$93,089	94,344

Liabilities and Stockholders’ Deficit
Current liabilities:
Accounts payable	$4,318	4,676
Accrued expenses:
Income taxes	—	590
Interest	1,754	1,828
Vacation	955	994
Other	3,540	3,760

Total accrued expenses	6,249	7,172

Total current liabilities	10,567	11,848
Long-term debt	144,200	150,200
Minority interest	960	852

Total liabilities	155,727	162,900

Stockholders’ deficit:
Common stock, $1 par value. Authorized 1,000,000 shares; 10,686 shares issued and 5,371.62 and 5,346.92 shares outstanding in 2005 and 2004, respectively	11	11
Additional paid-in capital	574	230
Accumulated deficit	(40,036)	(48,633)
Accumulated other comprehensive income	439	3,245
Less treasury stock, 5,314.38 and 5,339.08 shares at cost in 2005 and 2004, respectively	(23,626)	(23,409)

Total stockholders’ deficit	(62,638)	(68,556)
Commitments and contingencies (note 9)

	$93,089	94,344

See accompanying notes to consolidated financial statements.

DA-LITE SCREEN COMPANY, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(Dollars in thousands, except per share amounts)

	Year ended December 30, 2005	Year ended December 31, 2004	Year ended December 26, 2003
Net sales	$165,634	162,166	135,673
Cost of sales	100,769	97,774	87,414

Gross profit	64,865	64,392	48,259
Selling, general and administrative expenses	17,202	18,648	15,093

Operating income	47,663	45,744	33,166

Other expense:
Interest, net	14,758	10,785	1,994
Minority interest	108	184	164
Miscellaneous, net	734	1,140	590

Total other expense	15,600	12,109	2,748

Income before income taxes	32,063	33,635	30,418
Income taxes	1,248	2,441	1,814

Net income	$30,815	31,194	28,604

Basic earnings per share	$5,744.53	5,881.92	5,493.95

Basic weighted-average shares outstanding	5,364.23	5,303.37	5,206.45

Diluted earnings per share	$5,671.36	5,788.80	5,468.23

Diluted weighted-average shares outstanding	5,433.44	5,388.68	5,230.94

See accompanying notes to consolidated financial statements.

DA-LITE SCREEN COMPANY, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ (DEFICIT) EQUITY AND

COMPREHENSIVE INCOME

(Dollars in thousands, except per share amounts)

	Common Stock	Additional paid-in capital	Retained (deficit) earnings	Accumulated other comprehensive (loss) income	Treasury stock	Total
Balance at December 27, 2002	$11	11,200	45,507	(1,514)	(24,052)	31,152

Comprehensive income:
Net income	—	—	28,604	—	—	28,604
Other comprehensive income:
Foreign currency translation adjustments	—	—	—	2,702	—	2,702
Unrealized loss on derivative instrument	—	—	—	(32)	—	(32)

Total comprehensive income	—	—	28,604	2,670	—	31,274

Cashless stock option exercise (6.3 shares)	—	(28)	—	—	28	—
Distributions to stockholders ($3,619.93 per share)	—	—	(18,882)	—	—	(18,882)

Balance at December 26, 2003	11	11,172	55,229	1,156	(24,024)	43,544

Comprehensive income:
Net income	—	—	31,194	—	—	31,194
Other comprehensive income:
Foreign currency translation adjustments	—	—	—	1,845	—	1,845
Reversal of unrealized loss on expired derivative instrument	—	—	—	244	—	244

Total comprehensive income	—	—	31,194	2,089	—	33,283

Exercise of common stock options (140.4 shares)	—	2,361	—	—	615	2,976
Distributions to stockholders ($28,098.03 per share)	—	(13,303)	(135,056)	—	—	(148,359)

Balance at December 31, 2004	11	230	(48,633)	3,245	(23,409)	(68,556)

Comprehensive income:
Net income	—	—	30,815	—	—	30,815
Other comprehensive income:
Foreign currency translation adjustments	—	—	—	(2,806)	—	(2,806)

Total comprehensive income	—	—	30,815	(2,806)	—	28,009

Repurchase of common stock (12.9 shares)	—	—	—	—	(381)	(381)
Exercise of common stock options (37.6 shares)	—	344	—	—	164	508
Distributions to stockholders ($4,124.49 per share)	—	—	(22,218)	—	—	(22,218)

Balance at December 30, 2005	$11	574	(40,036)	439	(23,626)	(62,638)

See accompanying notes to consolidated financial statements.

DA-LITE SCREEN COMPANY, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Dollars in thousands)

	Year ended December 30, 2005	Year ended December 31, 2004	Year ended December 26, 2003
Cash flows from operating activities:
Net income	$30,815	31,194	28,604
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	4,368	3,553	3,990
Amortization and write-off of debt issuance costs	985	1,425	134
Stock-based compensation	—	1,710	—
Gain on disposal of assets	(6)	(13)	(28)
Minority interest earnings	108	184	164
Change in:
Accounts receivable	140	(725)	(2,429)
Inventories	(1,138)	(1,001)	1,718
Prepaid expenses and other	(178)	207	(249)
Accounts payable	(61)	477	(176)
Accrued expenses	(893)	1,872	649
Other	(5)	(217)	(4)

Net cash and cash equivalents provided by operating activities	34,135	38,666	32,373

Cash flows from investing activities:
Proceeds from sale of assets	6	27	150
Purchase of property, plant and equipment	(2,590)	(8,955)	(3,129)

Net cash and cash equivalents used in investing activities	(2,584)	(8,928)	(2,979)

Cash flows from financing activities:
(Decrease) increase in checks written in excess of bank balance	—	(824)	177
(Payments on) proceeds from revolving credit facility	—	(600)	600
Proceeds from senior notes	—	160,000	—
Payments to retire senior notes	(6,000)	(9,800)	—
Payments on long-term debt	—	(17,250)	(11,250)
Distributions to stockholders	(22,218)	(148,359)	(18,882)
Payments of financing costs	(23)	(6,025)	(78)
Repurchase of common stock	(381)	—	—
Exercise of common stock options	508	1,266	—

Net cash and cash equivalents used in financing activities	(28,114)	(21,592)	(29,433)

Effect of foreign currency exchange rate changes on cash and cash equivalents	(196)	(103)	604

Net change in cash and cash equivalents	3,241	8,043	565
Cash and cash equivalents at beginning of year	9,306	1,263	698

Cash and cash equivalents at end of year	$12,547	9,306	1,263

Supplemental disclosures of cash flow information:
Income taxes paid during the year	$2,017	2,123	2,123
Interest paid during the year	14,832	7,843	1,767

See accompanying notes to consolidated financial statements.

DA-LITE SCREEN COMPANY, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years ended December 30, 2005, December 31, 2004 and December 26, 2003.

(1) Summary of Significant Accounting Policies

(a) Organization

Da-Lite Screen Company, Inc. and subsidiaries (the “Company”) primarily manufactures projection screens and other meeting room equipment that are sold throughout the United States and a number of foreign countries. The Company’s principal operations are located in the United States and Europe.

Approximately 83%, 83% and 81% of the Company’s total net sales in 2005, 2004 and 2003, respectively, were from front projection screen sales. The Company’s ten largest customers accounted for approximately 11%, 12% and 11% of total net sales in 2005, 2004 and 2003, respectively. No customer accounted for more than 2% of the Company’s total net sales in each of 2005, 2004 and 2003.

(b) Principles of Consolidation

The accompanying consolidated financial statements include the accounts of Da-Lite Screen Company, Inc. (Da-Lite) and its wholly owned subsidiary, Visual Structures, Inc. (VSI), a California corporation and Projecta B.V. (Projecta), a Netherlands limited liability company, which is 96% owned by Da-Lite and Projecta’s wholly owned subsidiary Procolor S.A.S. (Procolor), a French corporation. VSI was inactive at December 26, 2003 and Da-Lite has dissolved this corporation. The liquidating entries were made effective December 26, 2003. The liquidation was not reported as discontinued operations as the effect on consolidated results of operations was not material. All material intercompany accounts and transactions have been eliminated.

The Company operates on a 52/53-week year. The Company’s fiscal year ends on the last Friday of December. The fiscal year ended December 31, 2004 was a 53-week year and all other fiscal years were 52-week years.

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

(d) Revenue Recognition

The Company recognizes revenue when it has received an order from a customer, product has been shipped FOB shipping point, the sales price is fixed or determinable and the collectibility of sales price is reasonably assured. All amounts billed to customers in a sales transaction related to shipping and handling are recorded as revenue, and costs incurred by the Company for shipping and handling are recorded as costs of goods sold in conformity with Emerging Issues Task Force (EITF) 00-10, Accounting for Shipping and Handling Fees and Costs (EITF 00-10). Net Sales for the years ended December 31, 2004 and December 26, 2003 were increased from the amounts previously reported by $7.9 million and $6.6 million, respectively, to be in conformity with EITF 00-10 which prescribes that shipping billings be recorded in revenues and corresponding costs be recorded in cost of sales. Cost of sales for the years ended December 31, 2004 and December 26, 2003 were also increased from the amounts previously reported by $8.7 million and $7.1 million, respectively, and Selling, general and administrative expenses were reduced by $0.8 million and $0.5 million for the years ended December 31, 2004 and December 26, 2003, respectively, to conform to EITF 00-10.

(e) Cash and Cash Equivalents

The Company considers interest bearing instruments with original maturities of three months or less at the date of purchase to be the equivalent of cash. The Company had money market accounts, which are considered cash equivalents, of $5.7 million and $10.0 million at December 30, 2005 and December 31, 2004, respectively.

(f) Accounts Receivable

The financial status of customers are routinely checked and monitored by the Company when granting credit. The Company provides an allowance for doubtful accounts based upon historical experience and management’s analysis of past due accounts. At December 30, 2005 and December 31, 2004, no customer accounted for more than 2% of accounts receivable.

(g) Inventories

The Company accounts for its inventory at the lower of cost or market using the first-in, first-out (FIFO) method. Inventory is comprised of the following at (in thousands):

	December 30, 2005	December 31, 2004
Raw materials	$7,030	$6,473
Work in progress	1,651	1,692
Finished goods	3,514	3,395

	$12,195	$11,560

(h) Property, Plant and Equipment

Property, plant and equipment are recorded at cost. Depreciation is calculated using the straight-line method over the estimated useful lives which are ten to fifteen years for land improvements, ten to fifteen years for building and building improvements, three to ten years for machinery and equipment, four to five years for information systems and five to ten years for furniture and fixtures. Repair and maintenance costs are charged to expense.

(i) Impairment of Long-lived Assets

The Company evaluates the carrying value of long-lived assets held and used when events and circumstances warrant such a review, in accordance with Statements of Financial Accounting Standards (SFAS) No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets. If the carrying value of long-lived assets held and used exceeds the expected future undiscounted cash flows, a loss is recognized based on the amount by which the carrying value exceeds the fair market value of the assets. During the years ended December 30, 2005, December 31, 2004 and December 26, 2003 no such impairment was recognized.

During 2005, the Company classified its prior manufacturing facility at Projecta as held for sale. The carrying value of $1.0 million is included in Other assets, net at December 30, 2005. The Company compared the carrying value of the facility to its fair market value, less the related costs to sell, and determined no impairment was necessary.

(j) Goodwill

SFAS No. 142, Goodwill and Other Intangible Assets (SFAS 142), requires that goodwill be tested at least annually for impairment or when events or changes in circumstances occur by determining whether the carrying amount of goodwill exceeds its implied fair value. Goodwill represents the excess of purchase price over fair value of identifiable net assets acquired. Goodwill is shown separately on the face of the balance sheet. Management has determined that goodwill was not impaired in 2005, 2004 and 2003. The change in the balance of goodwill is the result of foreign currency translation. Additional information regarding goodwill is included in note 6.

(k) Other Assets, Net

Other assets, net includes deferred financing costs of $5.5 million and $5.7 million less accumulated amortization of $1.3 million and $0.5 million at December 30, 2005 and December 31, 2004, respectively. The Company amortizes the deferred financing costs over the life of the long-term debt. In conjunction with the retirement of long-term debt, the Company writes-off the related deferred financing costs. Amortization and write-offs of the deferred financing costs are recognized as a component of interest expense.

(l) Foreign Currency Translation

The Company conducts business on a multinational basis. The Company’s exposure to market risk for changes in foreign currency exchange rates arises from foreign currency denominated monetary assets and liabilities and anticipated transactions arising from international business. The Company’s primary currency exposure relates to the Euro.

The functional currency for Projecta and Procolor is their local currency (Euro). Foreign currency accounts were translated into United States dollars at exchange rates in effect at the end of the year for all asset and liability accounts, at the historical exchange rate for common stock and additional paid-in capital and at average exchange rates during the year for income and expense accounts. The gains or losses from these translations are included in accumulated other comprehensive income. For additional discussion, see note 8.

The Company periodically uses forward exchange contracts to hedge purchase orders. Gains or losses on settlement are recorded through operations and were not material in 2005, 2004 or 2003. There were open forward exchange contracts with a notional value of $0.8 million and $1.6 million at December 30, 2005 and December 31, 2004, respectively. The fair value of open forward exchange contracts was not material. There were no open forward exchange contracts at December 26, 2003.

(m) Product Warranties

At the time a sale is recognized, the Company estimates future warranty costs based on historical warranty claims. The Company has recorded a warranty reserve of $150,000 at December 30, 2005 and December 31, 2004 for estimated future warranty costs based upon past trends of actual warranty claims.

(n) Disclosures About Fair Value of Financial Instruments

Financial instruments are described as cash or contractual obligations or rights to pay or receive cash. The fair value of certain financial instruments approximates the carrying value because of the short-term maturity of these instruments. The estimated fair value of long-term debt is approximately $154 million based upon the quoted market value at December 30, 2005.

(o) Derivative Instruments

The Company had an interest rate swap that expired in January 2004 that was considered a hedge of the forecasted interest payments on variable rate debt (cash flow hedge). For a cash flow hedge, changes in fair value of the derivative instrument to the extent that it is effective are recorded in stockholders’ deficit and subsequently reclassified to net income in the same period that the hedged transaction impacts net income.

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

At December 30, 2005, there were no derivative instruments outstanding, except for the foreign currency exchange contracts discussed in note 1(l).

(p) Stock Option Plan

The Company applies the intrinsic value based method of accounting prescribed by Accounting Principles Board (APB) Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations. Under this method, compensation expense is recorded on the date of grant only if the current market price of the underlying stock exceeded the exercise price. Since the exercise price equals the market value of the underlying common stock on the date of grant, no compensation expense is recognized. For the year ended December 31, 2004, the Company recognized compensation expense of $1.7 million related to the modification of the exercise price of a certain member of management’s 40 options of common stock to an amount less than the original exercise price. SFAS No. 123, Accounting for Stock-Based Compensation (SFAS 123), established accounting and disclosure requirements using a fair value-based method of accounting for stock-based employee based compensation plans. As allowed by SFAS 123, the Company continued to apply the intrinsic value based method of accounting described above and has adopted the disclosure requirements of SFAS 123. For further discussion, see note 5.

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

(r) Research and Development

Research and development costs are expensed as incurred. Such costs are classified as part of cost of sales and were $154,000, $68,000 and $91,000 for the years ended December 30, 2005, December 31, 2004 and December 26, 2003, respectively.

(s) Recent Accounting Pronouncements

In May 2005, the Financial Accounting Standards Board (FASB) issued SFAS No. 154, Accounting Changes and Error Corrections—a replacement of APB Opinion No. 20 and FASB Statement No. 3, that changed the requirements for the accounting for and reporting of a change in accounting principle. This Statement applies to all voluntary changes in accounting principle. It also applies to changes required by an accounting pronouncement in the unusual instance that the pronouncement does not include specific transition provisions. APB Opinion No. 20 previously required that most voluntary changes in accounting principle be recognized by including in net income of the period of the change the cumulative effect of changing to the new accounting principle. This Statement requires retrospective application to prior periods’ financial statements of changes in accounting principle, unless it is impracticable to determine either the period-specific effects or the cumulative effect of the change. This Statement also redefines restatement as the revising of previously issued financial statements to reflect the correction of an error. This Statement requires that retrospective application of a change in accounting principle be limited to the direct effects of the change. Indirect effects of a change in accounting principle, such as a change in nondiscretionary profit-sharing payments resulting from an accounting change, should be recognized in the period of the accounting change. This Statement also requires that a change in depreciation, amortization, or depletion method for long-lived, nonfinancial assets be accounted for as a change in accounting estimate effected by a change in accounting principle.

In December 2004, the FASB issued SFAS No. 123 (Revised 2004), Share-Based Payment (SFAS 123R), that revised FASB Statement No. 123, Accounting for Stock-Based Compensation and superseded APB Opinion No. 25, Accounting for Stock Issued to Employees, and its related implementation guidance. SFAS 123R focuses primarily on accounting for transactions in which an entity obtains employee services through share-based payment transactions. SFAS 123R requires a public entity to measure the cost of employee services received in exchange for the award of equity instruments based on the fair value of the award at the date of grant. The cost will be recognized over the period during which an employee is required to provide services in exchange for the award. SFAS 123R is effective beginning January 1, 2006. The ultimate amount of increased compensation expense will be dependent on the number of option shares granted during the year, their timing and vesting period, and the method used to calculate the fair value of the awards, among other factors. The adoption of SFAS 123R is not expected to have a material effect on the consolidated results of operations or financial position of the Company.

In November 2004, the FASB issued SFAS No. 151, Inventory Costs, an amendment of ARB No. 43, Chapter 4. This Statement amends the guidance in ARB No. 43, Chapter 4, “Inventory Pricing,” to clarify the accounting for abnormal amounts of idle facility expense, freight, handling costs, and wasted material (spoilage). Paragraph 5 of ARB 43, Chapter 4, previously stated that “…under some circumstances, items such as idle facility expense, excessive spoilage, double freight, and rehandling costs may be so abnormal as to require treatment as current period charges….” This Statement requires that those items be recognized as current period charges regardless of whether they meet the criterion of “so abnormal.” In addition, this Statement requires that allocation of fixed production overheads to the costs of conversion be based on the normal capacity of the production facilities. The provisions of this Statement are effective for inventory costs incurred beginning after January 1, 2006. The adoption of this Statement is not expected to have a material effect on the consolidated results of operations or financial position of the Company.

(t) Earnings Per Share

Basic earnings per share is computed using the weighted average number of actual common shares outstanding during the period. Diluted earnings per share reflect the potential dilution that would occur from the exercise of common stock options outstanding. The following table presents the calculations of earnings per share for the years ended (in thousands, except per share data):

	December 30, 2005	December 31, 2004	December 26, 2003
Net income	$30,815	$31,194	$28,604

Basic weighted average shares outstanding	5,364.23	5,303.37	5,206.45
Dilutive effect of stock options	69.21	85.31	24.49

Diluted weighted average shares outstanding	5,433.44	5,388.68	5,230.94

Earnings per share:
Basic	$5,744.53	$5,881.92	$5,493.95
Diluted	$5,671.36	$5,788.80	$5,468.23

(u) Other

Certain prior-year financial information has been reclassified to conform to the fiscal 2005 financial statement presentation.

As discussed in note 1(d), the Company has reclassified amounts billed for shipping and handling costs in accordance with EITF 00-10.

For the years ended December 31, 2004 and December 26, 2003, depreciation expense was classified separately on the consolidated statements of operations included in operating income below gross profit. During fiscal year 2005, depreciation expense was included in Cost of sales and Selling, general and administrative expenses. Cost of sales for the year ended December 31, 2004 and December 26, 2003 were increased from amounts previously reported by $3.3 million and $3.7 million, respectively, and Selling, general and administrative expenses were increased $0.2 million and $0.3 million for the years ended December 31, 2004 and December 26, 2003, respectively, to conform with the fiscal 2005 presentation.

(2) Notes Payable, Revolving Credit Agreement, and Long-term Debt

Long-term debt at December 30, 2005 and December 31, 2004 consisted of the following (in thousands):

	December 30, 2005	December 31, 2004
Senior notes due 2011	$144,200	150,200

The Company issued $160 million of 9 1/2% senior unsecured notes due in May 2011 in a private offering during the second quarter of 2004 to retire approximately $15.0 million of indebtedness outstanding under a then existing credit facility, to pay a special distribution to shareholders of approximately $134.6 million and for general corporate purposes. The Company may redeem any of the notes beginning on May 15, 2007 with an initial redemption price of 109.5% of their principal amount plus accrued interest. In addition, before May 15, 2007, the Company may redeem up to 35% of the notes at a redemption price of 109.5% of their principal amount plus accrued interest using the proceeds from sales of certain kinds of its capital stock. Any outstanding principal is due in May 2011 and interest is payable semi-annually in arrears on May 15 and November 15 of each year beginning on November 15, 2004.

The Company registered with the Securities and Exchange Commission (the “SEC”) $160 million of new 9 1/2% senior notes due 2011 which have substantially identical terms to the Company’s outstanding 9 1/2% senior notes due 2011 pursuant to a Registration Statement on Amendment 1 to Form S-4 which was declared effective by the SEC on August 2, 2004. On August 10, 2004, the Company commenced an offer to exchange its outstanding 9 1/2% senior notes due 2011 for the new 9 1/2% senior notes due 2011 which were registered with the SEC. The Company completed this exchange offer on September 9, 2004 and exchanged all of the new registered notes for the previously outstanding notes.

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

At December 30, 2005, the Company had an unsecured revolving credit facility that expires in May 2006 with maximum possible borrowings equal to $5.0 million. At December 30, 2005, the Company had no outstanding balances under this line of credit. Interest on outstanding borrowings related to this line of credit is calculated at the prime rate, which was 7.25% on December 30, 2005.

At December 30, 2005, Projecta had a line of credit with maximum possible borrowings equal to the lower of 1.5 million Euros or certain percentages of Projecta’s eligible accounts receivable and inventory. No borrowings were outstanding under this line of credit at December 30, 2005 and December 31, 2004. Interest on outstanding borrowings related to this line of credit is calculated at the Fortis Basic Rate plus 1.50%, the sum of which was 4.50% on December 30, 2005.

The Company has provided an insurance carrier with a standby letter of credit for $0.5 million for self-insured amounts under its insurance program.

Da-Lite had a credit agreement with Bank of America. The credit agreement provided for a revolver loan with a maximum aggregate of $10.0 million (including $1.0 million letter of credit sub limit) and a term loan of $30.0 million. This credit agreement was retired upon issuance of the notes in the second quarter of 2004.

The Company had an interest rate swap agreement, that expired in January 2004, to reduce the impact of changes in interest rates on a portion of its variable rate debt on the credit agreement. At December 26, 2003, the total notional value of the agreement was $17.5 million.

The fair value of the interest rate swap was a liability of approximately $244,000 at December 26, 2003, which was recorded in other accrued expenses, with an offsetting charge to equity. There was no ineffectiveness recognized on this interest rate swap during the year ended December 26, 2003.

(3) Income Taxes

Income taxes for the years ended December 30, 2005, December 31, 2004 and December 26, 2003 consisted of the following (in thousands):

	December 30, 2005	December 31, 2004	December 26, 2003
Projecta current foreign taxes	$1,209	2,275	1,784
Procolor current foreign taxes	39	166	30

Total	$1,248	2,441	1,814

The Company has not recognized a deferred tax liability of approximately $1.6 million for the undistributed earnings of Projecta that arose in 2005 and prior years since the earnings were deemed permanently invested. As of December 30, 2005 the undistributed earnings of this subsidiary was approximately $10.8 million.

A reconciliation of the U.S. statutory tax rate and effective income tax rate based on the Company’s income before income taxes is as follows:

	Years Ended
	December 30, 2005	December 31, 2004	December 26, 2003
U.S. statutory tax rate	35.0%	35.0%	35.0%
S corporation income not subject to federal and state income tax	-30.8%	-27.8%	-29.1%
Taxes on foreign locations’ income at rates which differ from the U.S. rate	-0.3%	0.1%	0.1%

Effective income tax rate	3.9%	7.3%	6.0%

(4) Profit Sharing and Retirement Plans

Da-Lite has a 401(k) retirement plan covering all full-time Da-Lite employees meeting certain service requirements. Under the terms of the plan, employees can contribute up to 16% of maximum compensation as prescribed by law to the plan and Da-Lite may match 50% of the first 6% contributed by the employees. Also, under the terms of the plan, Da-Lite may make discretionary profit sharing contributions. The discretionary contributions are determined by management. Da-Lite accrued approximately $138,000 and $0 in discretionary contributions to the plan for the years ended December 30, 2005 and December 31, 2004, respectively. Projecta is a participant in a multi-employer benefit plan covering substantially all Projecta employees. For the years ended December 30, 2005, December 31, 2004 and December 26, 2003, Projecta made contributions of approximately $341,000, $319,000 and $269,000, respectively.

(5) Stock Options

The Company has a nonqualified stock option plan under which options are granted to certain employees. Options under the plan generally vest one-fifth each year from the anniversary date of grant and additional awards are generally made each year. During 2004 and 2002, the Company also granted options to certain employees that were immediately 100% vested. The options expire after ten years from the date of grant. Fair value calculations are based on highly subjective assumptions about the future. The Company used the Black-Scholes option pricing model and the minimum value method and determined that the fair value of grants made was not material. Accordingly, there is no pro forma compensation expense for SFAS 123 disclosure purposes.

The exercise prices of previously granted options were reduced by $25,500 per share to reflect the reduction in value of the underlying stock due to a special dividend paid to shareholders in May 2004. The exercise price for all periods presented in the table below have been adjusted for the special dividend paid in 2004.

The stock option activity and weighted average exercise prices follow:

	December 30, 2005		December 31, 2004		December 26, 2003
	Options	Exercise price	Options	Exercise price	Options	Exercise price
Outstanding, beginning of year	198	$15,921	138	$3,142	147	$2,782
Granted at market price	—	—	150	17,245	5	9,000
Granted at market price	—	—	50	15,418	—	—
Exercised	(38)	13,533	(140)	(8,985)	—	—
Forfeited	(7)	15,418	—	—	(4)	200
Forfeited	—	—	—	—	(10)	1,947

Outstanding, end of year	153	$16,530	198	$15,921	138	$3,142

Exercisable, end of year	150	$16,681	192	$16,194	127	$3,147

A summary of stock options outstanding and exercisable as of December 30, 2005 follows:

	Options outstanding			Options exercisable
Exercise price	Number outstanding	Weighted average remaining life (years)	Weighted average exercise price	Number exercisable	Weighted average exercise price
5,000	4.0	6.7	5,000	4.0	5,000
9,000	4.0	7.4	9,000	1.0	9,000
15,418	15.0	8.4	15,418	15.0	15,418
17,245	130.0	8.4	17,245	130.0	17,245

	153.0	8.3	16,530	150.0	16,681

(6) Goodwill

The changes in the carrying value of goodwill for the years ended December 30, 2005, December 31, 2004 and December 26, 2003 are as follows (in thousands):

	United States	Europe	Total
Balance as of December 26, 2003	$20,440	5,537	25,977
Foreign currency translation	—	627	627

Balance as of December 31, 2004	20,440	6,164	26,604

Foreign currency translation	—	(753)	(753)

Balance as of December 30, 2005	$20,440	5,411	25,851

(7) Financial Information about Industry Segments

The Company primarily manufactures projection screens and other meeting room equipment that are sold throughout the United States and Europe. Based on its operations, the Company has established two reportable segments: United States and Europe. The United States segment includes the operations of Da-Lite and VSI. The Europe segment includes the operations of Projecta and Procolor. All significant intersegment transactions have been eliminated. Information regarding the sales of specific product categories within the Company’s geographic business segments is not presented because it is not practical to determine these amounts.

Operating cash flow is the measure reported to the chief operating decision maker for use in assessing segment performance and allocating resources. Operating cash flow for segment reporting is net sales less operating costs and does not include depreciation and amortization, interest expense, or minority interest. The Company does not allocate costs between segments.

The following table presents financial information by segment for the years ended (in thousands):

	December 30, 2005	December 31, 2004	December 26, 2003
Net sales: (1)
United States	$140,992	131,822	110,724
Europe	24,642	30,344	24,949

Total net sales	$165,634	162,166	135,673

Operating income:
United States	$43,674	38,676	27,927
Europe	3,989	7,068	5,239

Total operating income	$47,663	45,744	33,166

Income before income tax:
United States	$28,216	26,776	25,338
Europe	3,847	6,859	5,080

Total income before income tax	$32,063	33,635	30,418

Net income:
United States	$28,216	26,776	25,338
Europe	2,599	4,418	3,266

Total net income	$30,815	31,194	28,604

Purchase of property, plant and equipment
United States	$1,923	4,258	1,418
Europe	667	4,697	1,711

Total purchases of property, plant and equipment	$2,590	8,955	3,129

Depreciation
United States	$3,338	2,570	3,216
Europe	1,030	983	774

Total depreciation	$4,368	3,553	3,990

Total assets:
United States	$69,662	67,189
Europe	23,427	27,155

Total assets	$93,089	94,344

Total liabilities:
United States	$151,203	157,332
Europe	4,524	5,568

Total liabilities	$155,727	162,900

(1)	Net sales for the years ended December 31, 2004 and December 26, 2003 were increased from the amounts previously reported by $7.9 million and $6.6 million, respectively, to be in conformity with EITF 00-10 which prescribes that shipping billings be recorded in revenues and corresponding costs be recorded in cost of sales.

(8) Accumulated Other Comprehensive Income (Loss)

The components of accumulated other comprehensive income were as follows at December 30, 2005 and December 31, 2004 (in thousands):

	December 30, 2005	December 31, 2004
Cumulative foreign exchange translation adjustments	$439	3,245
Fair value of effective cash flow hedges	—	—

	$439	3,245

(9) Commitments and Contingencies

The Company leases production space and equipment under noncancelable operating leases. Some of the Company’s leases provide that the Company pays tax, insurance, maintenance and other operating expenses. Rent expense under operating leases totaled $32,000, $35,000 and $219,000 in 2005, 2004 and 2003, respectively. At December 30, 2005, minimum future lease payments consisted of $30,000 and $27,000 in 2006 and 2007, respectively.

The Company is involved in certain legal proceedings in the ordinary course of business. Management believes that all of the Company’s pending litigation is routine in nature and that none of this litigation is likely to have a material adverse effect on the results of operations or financial position of the Company.

(10) Selected Quarterly Financial Data (unaudited)

	First	Second	Third	Fourth
	(in thousands, except per share data)
Year ended December 30, 2005
Net sales (1)	$41,915	$42,039	$41,920	$39,760
Gross profit (1)(2)	16,360	16,401	16,693	15,411
Operating income	11,774	11,774	12,789	11,326
Income before income taxes	8,049	7,994	9,111	6,909
Net income	7,675	7,760	8,826	6,554
Basic earnings per share	1,434.13	1,447.55	1,643.01	1,220.07
Diluted earnings per share	1,413.57	1,429.13	1,621.56	1,203.81

Year ended December 31, 2004
Net sales (1)	$40,968	$40,488	$40,050	$40,660
Gross profit (1)(2)	16,239	16,296	15,909	15,948
Operating income	11,805	10,532	12,149	11,258
Income before income taxes	11,348	7,956	8,215	6,116
Net income	10,621	7,272	7,806	5,495
Basic earnings per share	2,029.88	1,372.35	1,461.57	1,027.71
Diluted earnings per share	2,018.88	1,367.17	1,442.63	1,011.13

(1)	Net sales and gross profit for all quarters prior to the fourth quarter of 2005 were adjusted from the amounts previously reported to be in conformity with EITF 00-10 which prescribes that shipping billings be recorded in revenues and corresponding costs be recorded in cost of sales. Net sales for the first, second and third quarters of 2005 increased by $2.0 million and $2.2 million and $2.3 million, respectively, while gross profit decreased for the same periods by $0.2 million, $0.2 million and $0.1 million, respectively. Net sales for the first, second, third and fourth quarters of 2004 increased by $1.9 million, $2.1 million, $2.1 million and $1.8 million, respectively, while gross profit decreased by $0.2 million in each of the periods.

(2)	Gross profit for all quarters prior to the fourth quarter of 2005 was adjusted from the amounts previously reported to reclassify depreciation expense as explained in note (1)(u). Gross profit for the first, second and third quarter of 2005 decreased by $1.1 million, $1.1 million and $1.0 million, respectively. Gross profit for the first, second, third and fourth quarters of 2004 decreased by $0.9 million, $1.0 million, $0.8 million and $0.7 million, respectively.

Schedule II–Valuation and Qualifying Accounts

		Charges to
Description	Balance at beginning of year	Costs and expenses	Other accounts	Deductions	Balance at end of year
	(in thousands)
Allowance for doubtful accounts:
Year ended December 26, 2003	$399	883	—	833	449
Year ended December 31, 2004	449	692	—	591	550
Year ended December 30, 2005	550	450	—	547	453

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A. Controls and Procedures.

(a)	Evaluation of Disclosure Controls and Procedures. Based on the evaluation required by Rule 15d-15(b) under the Securities Exchange Act of 1934, the principal executive officer and principal financial officer of the Da-Lite have concluded that the Company’s disclosure controls and procedures (as defined in Rule 15d-15(b)) as of the end of the period covered by this report were effective to ensure that the information required to be disclosed by the Company in reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time period specified in SEC rules and forms. The disclosure controls and procedures are designed to only provide reasonable assurance of achieving the desired control objectives.

(b)	Changes in internal control over financial reporting. There was no change in Da-Lite’s internal control over financial reporting that occurred during the last fiscal quarter that has materially affected or is reasonably likely to materially affect the Company’s internal control over financial reporting.

Item 9B. Other Information.

None.

PART III

Item 10. Directors and Executive Officers of the Registrant.

The following table sets forth information regarding Da-Lite’s executive officers and directors as of December 30, 2005.

Name	Age	Position
Richard E. Lundin	55	Chairman, President and Chief Executive Officer
Judith D. Loughran	58	Executive Vice President
Jerry C. Young	58	Vice President—Finance and Chief Financial Officer
Peter A. de Kroon	51	Managing Director, Projecta B.V.
David N. Walthall	60	Lead Director
James S. Cownie	61	Director
James M. Hoak	62	Director
Wayne Kern	73	Director
David J. Lundquist	63	Director

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

Judith D. Loughran. Ms. Loughran became the Company’s Executive Vice President in 2005. From 1998 to 2004 she was Da-Lite’s Senior Vice President—Sales and Marketing and from 1989 to 1998 she was Da-Lite’s Vice President—Sales and Marketing. Ms. Loughran was employed by Thonet Industries (a manufacturer of furniture) in York, Pennsylvania from 1982 to 1986, where she first worked for Mr. Lundin. From 1986 through 1989 she worked for Cole Office Environment (a furniture manufacturer), also in York.

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

David N. Walthall. Mr. Walthall has served as a director since 1989 and became the Company’s lead director in 2004. Mr. Walthall invests primarily in real estate on a project-by-project basis through Walthall Asset Management Corporation. Previously, he served as President of Lyric Corporation (a producer of children’s television programming, including “Barney and Friends”), Co-founder, President and Chief Executive Officer of Heritage Media Corporation (a company with operations in in-store advertising, broadcasting and direct mail advertising) and President-Communication Products Group for Heritage Communications, Inc. (a diversified media company with operations in cable television, broadcasting, outdoor advertising and communications products).

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

James M. Hoak, Jr. Mr. Hoak has served as Chairman of Hoak Media, LLC (a television broadcaster) since its formation in August 2003. He also has served as Chairman and a Principal of Hoak Capital Corporation (a private equity investment firm) since September 1991. He served as Chairman of Heritage Media Corporation (a broadcasting and marketing services firm) from its inception in August 1987 to its sale in August 1997. From February 1991 to January 1995, he served as Chairman and Chief Executive Officer of Crown Media, Inc. (a cable television company). From 1971 to 1987, he served as President and Chief Executive Officer of Heritage Communications, Inc. (a diversified cable television and communications company), and as its Chairman and Chief Executive Officer from August 1987 to December 1990. He is also a Director of Chaparral Steel Company, Inc. (non-executive Chairman), PanAmSat Corporation and Pier 1 Imports, Inc.

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

Board of Directors and Committees of the Board

The Company’s board of directors is composed of six directors. Each director serves for an annual term and until a successor is elected and qualified. All of the directors have been elected and continue to hold their positions pursuant to the terms of the shareholders’ agreement among all of the Company’s shareholders. See “Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.” All of the Company’s directors receive cash compensation of $1,500 each quarter and are reimbursed for reasonable out-of-pocket expenses incurred in attending board or committee meetings. Audit committee members receive a fee of $500 per meeting.

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

		Annual Compensation		Long-Term Compensation Awards
Name and Principal Position	Year	Salary ($)	Bonus ($)	Securities Underlying Options (#)	All Other Compensation ($)
Richard E. Lundin	2005	350,000	62,000	—	10,800	(1)
Chairman, President and Chief Executive Officer	2004	350,000	175,000	50	10,800	(1)
	2003	350,000	200,000	—	10,800	(1)

Judith D. Loughran	2005	250,000	37,000	—	4,800	(2)
Executive Vice President	2004	226,250	125,000	50	4,800	(2)
	2003	155,000	78,000	—	4,800	(2)

Jerry C. Young	2005	225,000	37,000	—	4,800	(2)
Vice President–Finance and Chief Financial Officer	2004	201,250	125,000	50	4,800	(2)
	2003	130,000	65,000	—	4,800	(2)

Peter A. de Kroon	2005	163,820	12,427	—	14,912	(3)
Managing Director Projecta, B.V.	2004	157,860	124,229	—	14,907	(3)
	2003	144,761	62,008	—	14,093	(3)

(1)	Consists of car allowance of $4,800 and director fees of $6,000 in 2004 and 2003.
(2)	Consists of car allowance of $4,800 for each year.
(3)	Represents car allowance for each year.

Stock Option Plan

Da-Lite grants nonqualified stock options to certain employees pursuant to the Da-Lite Screen Company, Inc. 1999 Stock Option Plan. The options expire ten years from the date of grant. See note 5 of the notes to consolidated financial statements.

Option Grants in Last Fiscal Year

None.

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

Aggregated Option Exercises in Fiscal Year 2005 and Fiscal Year End Option Values

The following table provides information regarding the pretax value realized from the exercise of stock options during 2005 and the value of in-the-money options held as of the end of 2005 by the persons named in the Summary Compensation Table.

			Number of Securities Underlying Unexercised Options at Fiscal Year-End 2005 (Both In-and-At-the-Money) (#)		Value of Unexercised In-the-Money Options at Fiscal Year-End ($) (1)
Name	Shares Acquired on Exercise (#)	Value Realized ($)	Exercisable	Unexercisable	Exercisable	Unexercisable
Richard E. Lundin	10	123,968	40	—	599,246	—
Judith D. Loughran	10	123,968	40	—	599,246	—
Jerry C. Young	—	—	50	—	749,057	—

(1)	Value of options has been calculated at a fair market value of $32,226.14 at December 30, 2005.

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

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table sets forth certain information regarding the beneficial ownership of the Company’s common stock as of February 17, 2005 by: (1) each of the Company’s executive officers and directors individually and (2) all of the Company’s executive officers and directors as a group. The address for each of the Company’s beneficial owners is c/o Da-Lite Screen Company, Inc., 3100 North Detroit Street, P.O. Box 137, Warsaw, Indiana 46581-0137.

Name	Shares		Percentage (1)
James S. Cownie	1,278.51	(2)	23.78%
James M. Hoak	1,750.69	(3)	32.57%
Wayne Kern	245.99	(4)	4.58%
David J. Lundquist	382.93	(5)	7.12%
David N. Walthall	307.62		5.72%
Richard E. Lundin	305.00	(6)	5.63%
Judith D. Loughran	167.00	(6)	3.08%
Jerry C. Young	75.00	(7)	1.38%
Peter A. de Kroon	—		—
All directors and executive officers as a group (9 people)	4,512.74		81.97%

(1)	Calculated based on 5,375.62 shares outstanding and excluding all options except as to each individual under options as described in notes (5) and (6) below, as the case may be.
(2)	Consists of (a) 1,041.51 shares held in a revocable trust for the benefit of Mr. Cownie for which he serves as trustee and (b) 237.00 shares held in a trust for the benefit of Mr. Cownie and his children for which he serves as trustee.
(3)	Consists of (a) 250.69 shares held in Mr. Hoak’s name and (b) 1,500.00 shares held by Mr. Hoak’s wife, Nancy J. Hoak.
(4)	Consists of (a) 146.51 shares held in Mr. Kern’s name and (b) 99.48 shares held by Mr. Kern’s wife, Donna Kern.
(5)	Represents 382.93 shares held in a revocable trust for the benefit of Mr. Lundquist for which his wife serves as trustee.
(6)	Includes options to purchase 40.00 shares.
(7)	Includes options to purchase 50.00 shares

Peter A. de Kroon is the beneficial owner of 3.84% of the outstanding capital stock of Projecta B.V., the Company’s Dutch subsidiary. Projecta B.V. owns all of the outstanding capital stock of Procolor S.A.S., the Company’s French subsidiary.

Shareholders Agreement

Da-Lite’s shareholders are parties to an Amended and Restated Shareholders Agreement dated as of July 15, 2004 which requires each shareholder to elect and vote for the persons currently serving as the Company’s directors. The Amended and Restated Shareholders Agreement also contains certain restrictions on the transfer of shares of the Company’s stock and provides for rights of first refusal, co-sale rights and preemptive rights in the event of certain transfers or issuances, as applicable, of the Company’s stock.

Equity Compensation Plan Information

The following table summarizes the number of shares of the Company’s common stock that may be issued under its equity compensation plans as of December 30, 2005.

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Equity compensation plans approved by security holders	—	—	—
Equity compensation plans not approved by security holders	153.0	$16,530	—

Total	153.0	$16,530	—

Item 13. Certain Relationships and Related Transactions.

None.

Item 14. Principal Accountant Fees and Services.

The following table sets forth the aggregate fees for services related to December 30, 2005 and December 31, 2004 provided by KPMG LLP, the Company’s principal accountants for such years.

	December 30, 2005	December 31, 2004
Audit fees (a)	$229,370	$435,470
Audit related fees (b)	25,514	25,670
Tax fees (c)	113,054	88,545

(a)	Audit fees represent fees billed for professional services rendered for the audit of the Company’s annual financial statements and review of quarterly financial statements and audit services provided in connection with other statutory or regulatory filings, including services related to the Company’s 9 1/2% Senior notes issued in May 2004.
(b)	Audit Related fees represent fees billed for assurance services related to the audit of Da-Lite’s employee benefit plans.
(c)	Tax fees represent fees billed for services principally consisting of tax advisory and preparation services.

During fiscal 2005, the Company reviewed its existing practices regarding the use of Independent Registered Public Accounting Firms to provide non-audit and consulting services to ensure compliance with recent SEC proposals. Da-Lite’s audit committee adopted a policy which provides that the Company’s Independent Registered Public Accounting Firm may provide certain non-audit services which do not impair the auditors’ independence. In that regard, Da-Lite’s audit committee must pre-approve all audit services provided to the Company as well as non-audit services provided to the Company by its Independent Registered Public Accounting Firm. This policy is administered by Da-Lite’s senior corporate financial management which reports throughout the year to the Company’s audit committee. Da-Lite’s audit committee pre-approved all audit and non-audit services provided by KPMG LLP during 2005 and 2004.

PART IV

Item 15. Exhibits, Financial Statement Schedules

The following documents are filed as a part of this report:

(a)(1)	Financial Statements:

Report of Independent Registered Public Accounting Firm

Consolidated Balance Sheets as of December 30, 2005 and December 31, 2004

Consolidated Statements of Operations for the Years Ended December 30, 2005, December 31, 2004 and December 26, 2003

Consolidated Statements of Stockholders’ (Deficit) Equity and Comprehensive Income for the Years Ended December 30, 2005, December 31, 2004 and December 26, 2003

Consolidated Statements of Cash Flows for the Years Ended December 30, 2005, December 31, 2004 and December 26, 2003

Notes to Consolidated Financial Statements

(a)(2)	Financial Statement Schedules:

Schedule II – Valuation and Qualifying Accounts

All other schedules are omitted since the required information is not present or is not present in amounts sufficient to require submission of the schedule or because the information required is included in the consolidated financial statements or notes thereto.

(a)(3)	Exhibits required by Item 601 of Regulation S-K:

Exhibit No.	Description
3.1	Amended and Restated Articles of Incorporation of Da-Lite Screen Company, Inc. (incorporated by reference to Exhibit 3.1 to the Registrant’s Registration Statement on Form S-4, File No. 333-116673).

3.2	Amended and Restated By-Laws of Da-Lite Screen Company, Inc. (incorporated by reference to Exhibit 3.2 to the Registrant’s Registration Statement on Form S-4, File No. 333-116673).

4.1	Indenture dated as of May 18, 2004 between Da-Lite Screen Company, Inc. and Wilmington Trust Company (incorporated by reference to Exhibit 4.1 to the Registrant’s Registration Statement on Form S-4, File No. 333-116673).

4.2	Form of Exchange Note (incorporated by reference to Exhibit 4.2 to the Registrant’s Registration Statement on Form S-4, File No. 333-116673).

4.3	Registration Rights Agreement dated as of May 18, 2004 between Da-Lite Screen Company, Inc. and Morgan Stanley & Co. Incorporated (incorporated by reference to Exhibit 4.3 to the Registrant’s Registration Statement on Form S-4, File No. 333-116673).

10.1*	Amended and Restated Da-Lite Screen Company, Inc. 1999 Stock Option Plan (incorporated by reference to Exhibit 10.1 to the Registrant’s Registration Statement on Form S-4, File No. 333-116673).

10.2*	Employment Agreement dated as of April 5, 2004 between Da-Lite Screen Company, Inc. and Richard E. Lundin (incorporated by reference to Exhibit 10.2 to the Registrant’s Registration Statement on Form S-4, File No. 333-116673).

10.3*	Employment Agreement dated as of April 5, 2004 between Da-Lite Screen Company, Inc. and Judith D. Loughran (incorporated by reference to Exhibit 10.3 to the Registrant’s Registration Statement on Form S-4, File No. 333-116673).

10.4*	Employment Agreement dated as of April 5, 2004 between Da-Lite Screen Company, Inc. and Jerry C. Young (incorporated by reference to Exhibit 10.4 to the Registrant’s Registration Statement on Form S-4, File No. 333-116673).

10.5	Amended and Restated Shareholders Agreement dated as of July 15, 2004 among Da-Lite Screen Company, Inc. and the persons listed on the signature pages thereto (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K dated September 22, 2004).

14	Code of ethics

21	Subsidiaries of Da-Lite Screen Company, Inc.

31.1	Certification of CEO pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of CFO pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of CEO pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of CFO pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	Indicates management contract or compensatory plan or arrangement.

(b)	Exhibits: The Exhibits required by Item 601 of Regulation S-K are reflected above in Section (a)(3) of this Item.

Registrant hereby agrees to furnish to the Securities and Exchange Commission a copy of any agreement under which any long-term debt is issued or outstanding.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DA-LITE SCREEN COMPANY, INC. (Registrant)

By:	/s/ Jerry C. Young
Jerry C. Young
Vice President—Finance and Chief Financial Officer

Date: February 21, 2006

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date
/s/ Richard E. Lundin Richard E. Lundin	Chairman, President and Chief Executive Officer	February 21, 2006

/s/ Jerry C. Young Jerry C. Young	Vice President—Finance and Chief Financial Officer	February 21, 2006

/s/ David N. Walthall David N. Walthall	Lead Director	February 21, 2006

/s/ James S. Cownie James S. Cownie	Director	February 21, 2006

/s/ James M. Hoak James M. Hoak	Director	February 21, 2006

/s/ Wayne Kern Wayne Kern	Director	February 21, 2006

/s/ David J. Lundquist David J. Lundquist	Director	February 21, 2006

EXHIBIT INDEX

The following documents are filed as a part of this report:

(a)(1)	Financial Statements:

Report of Independent Registered Public Accounting Firm

Consolidated Balance Sheets as of December 30, 2005 and December 31, 2004

Consolidated Statements of Operations for the Years Ended December 30, 2005, December 31, 2004 and December 26, 2003

Consolidated Statements of Stockholders’ (Deficit) Equity and Comprehensive Income for the Years Ended December 30, 2005, December 31, 2004 and December 26, 2003

Consolidated Statements of Cash Flows for the Years Ended December 30, 2005, December 31, 2004 and December 26, 2003

Notes to Consolidated Financial Statements

(a)(2)	Financial Statement Schedules:

Schedule II – Valuation and Qualifying Accounts

All other schedules are omitted since the required information is not present or is not present in amounts sufficient to require submission of the schedule, or because the information required is included in the consolidated financial statements or notes thereto.

(a)(3)	Exhibits required by Item 601 of Regulation S-K:

Exhibit No.	Description
3.1	Amended and Restated Articles of Incorporation of Da-Lite Screen Company, Inc. (incorporated by reference to Exhibit 3.1 to the Registrant’s Registration Statement on Form S-4, File No. 333-116673).

3.2	Amended and Restated By-Laws of Da-Lite Screen Company, Inc. (incorporated by reference to Exhibit 3.2 to the Registrant’s Registration Statement on Form S-4, File No. 333-116673).

4.1	Indenture dated as of May 18, 2004 between Da-Lite Screen Company, Inc. and Wilmington Trust Company (incorporated by reference to Exhibit 4.1 to the Registrant’s Registration Statement on Form S-4, File No. 333-116673).

4.2	Form of Exchange Note (incorporated by reference to Exhibit 4.2 to the Registrant’s Registration Statement on Form S-4, File No. 333-116673).

4.3	Registration Rights Agreement dated as of May 18, 2004 between Da-Lite Screen Company, Inc. and Morgan Stanley & Co. Incorporated (incorporated by reference to Exhibit 4.3 to the Registrant’s Registration Statement on Form S-4, File No. 333-116673).

10.1*	Amended and Restated Da-Lite Screen Company, Inc. 1999 Stock Option Plan (incorporated by reference to Exhibit 10.1 to the Registrant’s Registration Statement on Form S-4, File No. 333-116673).

10.2*	Employment Agreement dated as of April 5, 2004 between Da-Lite Screen Company, Inc. and Richard E. Lundin (incorporated by reference to Exhibit 10.2 to the Registrant’s Registration Statement on Form S-4, File No. 333-116673).

10.3*	Employment Agreement dated as of April 5, 2004 between Da-Lite Screen Company, Inc. and Judith D. Loughran (incorporated by reference to Exhibit 10.3 to the Registrant’s Registration Statement on Form S-4, File No. 333-116673).

10.4*	Employment Agreement dated as of April 5, 2004 between Da-Lite Screen Company, Inc. and Jerry C. Young (incorporated by reference to Exhibit 10.4 to the Registrant’s Registration Statement on Form S-4, File No. 333-116673).

10.5	Amended and Restated Shareholders Agreement dated as of July 15, 2004 among Da-Lite Screen Company, Inc. and the persons listed on the signature pages thereto (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K dated September 22, 2004).

14	Code of ethics

21	Subsidiaries of Da-Lite Screen Company, Inc.

31.1	Certification of CEO pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of CFO pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of CEO pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of CFO pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	Indicates management contract or compensatory plan or arrangement.

(b)	Exhibits: The Exhibits required by Item 601 of Regulation S-K are reflected above in Section (a)(3) of this Item.