Form 10-Q
period 2006-03-31
DA-LITE SCREEN CO INC
filed 2006-05-02
CIK 881665

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2006

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

As of May 1, 2006, there were 5,368.62 shares of the registrant’s common stock outstanding (all of which are privately owned and are not traded on any public market).

i

PART I

FINANCIAL INFORMATION

Item 1. Financial Statements.

DA-LITE SCREEN COMPANY, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(Dollars in thousands)

	(Unaudited) March 31, 2006	December 30, 2005
Assets
Current Assets:
Cash and cash equivalents	$16,138	12,547
Accounts receivable, less allowance for doubtful accounts	18,945	16,492
Inventories	12,344	12,195
Prepaid expenses and other	551	439
Prepaid income taxes	119	179

Total current assets	48,097	41,852

Property, plant and equipment	54,061	52,803
Less accumulated depreciation	33,715	32,610

Net property, plant, and equipment	20,346	20,193

Goodwill	25,984	25,851
Other assets, net	5,018	5,193

	$99,445	93,089

Liabilities and Stockholders’ Deficit
Current liabilities:
Accounts payable	$5,127	4,318
Accrued expenses
Interest	5,179	1,754
Other	4,007	4,495

Total accrued expenses	9,186	6,249

Total current liabilities	14,313	10,567
Long-term debt	144,200	144,200
Minority interest	993	960

Total liabilities	159,506	155,727

Stockholders’ deficit:
Common stock, $1 par value. Authorized 1,000,000 shares; issued 10,686 shares	11	11
Additional paid-in capital	602	574
Accumulated deficit	(37,927)	(40,036)
Accumulated other comprehensive income	944	439
Less treasury stock, 5,375.62 shares at March 31, 2006 and 5,371.62 shares at December 30, 2005 at cost	(23,691)	(23,626)

Total stockholders’ deficit	(60,061)	(62,638)
Commitments and contingencies (note 9)

	$99,445	93,089

See accompanying notes to condensed consolidated financial statements.

DA-LITE SCREEN COMPANY, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Dollars in thousands, except per share amounts, unaudited)

	13 Weeks Ended March 31, 2006	13 Weeks Ended April 1, 2005
Net sales	$42,976	41,915
Cost of sales	25,655	25,555

Gross profit	17,321	16,360
Selling, general, and administrative expenses	5,379	4,586

Operating income	11,942	11,774

Other expense (income):
Interest, net	3,486	3,694
Minority interest	33	32
Miscellaneous, net	(1)	(1)

Total other expense	3,518	3,725

Income before income taxes	8,424	8,049
Income taxes	340	374

Net income	$8,084	7,675

Basic earnings per share	$1,504.08	1,434.13

Basic weighted-average shares outstanding	5,374.72	5,351.69

Diluted earnings per share	$1,485.25	1,413.57

Diluted weighted-average shares outstanding	5,442.84	5,429.52

See accompanying notes to condensed consolidated financial statements.

DA-LITE SCREEN COMPANY, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Dollars in thousands, unaudited)

	13 Weeks Ended March 31, 2006	13 Weeks Ended April 1, 2005
Cash flows from operating activities:
Net income	$8,084	7,675
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	1,008	1,155
Amortization and write-off of debt issuance costs	194	201
Minority interest earnings	33	32
Change in:
Accounts receivable	(2,121)	(913)
Inventories	(65)	(369)
Prepaid expenses and other	(106)	(423)
Accounts payable	494	(274)
Accrued expenses	2,968	2,857
Other	(19)	1

Net cash provided by operating activities	10,470	9,942

Cash flows from investing activities:
Purchase of property, plant and equipment	(915)	(676)

Net cash used in investing activities	(915)	(676)

Cash flows from financing activities:
Distributions to stockholders	(5,975)	(5,116)
Repurchase of common stock	(97)	(350)
Exercise of common stock options	60	132

Net cash used in financing activities	(6,012)	(5,334)

Effect of foreign currency exchange rate changes on cash and cash equivalents	48	31

Net change in cash and cash equivalents	3,591	3,962
Cash and cash equivalents at beginning of period	12,547	9,306

Cash and cash equivalents at end of period	$16,138	13,268

See accompanying notes to condensed consolidated financial statements.

DA-LITE SCREEN COMPANY, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

1. Basis of Presentation

The financial data presented herein is unaudited and should be read in conjunction with the consolidated financial statements and accompanying notes included in the annual report on Form 10-K filed by Da-Lite Screen Company, Inc. (together with all of its subsidiaries, the “Company” or “Da-Lite”) for the fiscal year ended December 30, 2005. In the opinion of management, the accompanying unaudited condensed consolidated financial statements include all of the adjustments necessary for a fair presentation of the financial position, results of operations and cash flows for the interim periods presented. All intercompany accounts and transactions have been eliminated. Results for interim periods should not be considered indicative of results for the full year.

The accompanying condensed consolidated financial statements include the accounts of Da-Lite Screen Company, Inc. (Da-Lite) and its wholly owned subsidiary, Projecta B.V. (Projecta), a Netherlands limited liability company, which is 96% owned by Da-Lite and Projecta’s wholly owned subsidiary Procolor S.A.S. (Procolor), a French corporation. All material intercompany accounts and transactions have been eliminated.

The Company uses a 52- or 53-week fiscal year ending on the last Friday of December. The first quarters of 2005 and 2006 were 13-week periods. The Company’s 2006 fiscal year will be a 52-week period and the 2005 fiscal year was a 52-week period.

2. Critical Accounting Policies and Estimates

The preparation of financial statements in accordance with U.S. generally accepted accounting principles requires that management make a number of assumptions and estimates that affect the reported amounts of assets, liabilities, revenue and expenses in the consolidated financial statements and accompanying notes. Management bases its estimates on historical experience and various other assumptions believed to be reasonable. Although these estimates are based on management’s best knowledge of current events and actions that may impact the Company in the future, actual results may differ from these estimates and assumptions. The Company’s critical accounting policies are those that affect its consolidated financial statements materially and involve a significant level of judgment by management. There were no changes to the Company’s critical accounting policies during the quarter.

Revenue Recognition—The Company recognizes revenue when it has received an order from a customer, product has been shipped FOB shipping point, the sales price is fixed or determinable and the collectibility of sales price is reasonably assured. All amounts billed to customers in a sales transaction related to shipping and handling are recorded as revenue, and costs incurred by the Company for shipping and handling are recorded as cost of sales in conformity with Emerging Issues Task Force (EITF) 00-10, Accounting for Shipping and Handling Fees and Costs (EITF 00-10).

Allowance for Doubtful Accounts—The financial status of customers is routinely checked and monitored by the Company when granting credit. The Company provides an allowance for doubtful accounts based upon historical experience and management’s analysis of past due accounts.

Goodwill—Goodwill represents the excess of purchase price over the fair value of identifiable net assets acquired. Management tests goodwill for impairment to determine whether its carrying value exceeds its implied fair value at least annually, or when events or changes in circumstances occur. Goodwill was not impaired in 2005 or during the first quarter of 2006. The change in the balance of goodwill from December 30, 2005 to March 31, 2006 is the result of foreign currency translation.

Income Taxes—Da-Lite is taxed under the provision of the Internal Revenue Code regulating small business corporations (Subchapter S). Under the provision of Subchapter S, tax liabilities and benefits flow through to the stockholders of Da-lite. Therefore, no provision or liability is recorded in the condensed consolidated financial statements for taxable income of Da-Lite. The Company pays foreign income taxes on the earnings of Projecta and Procolor. Foreign income taxes are recorded in the consolidated financial statements.

3. Reclassification

Certain prior-year financial information has been reclassified to conform to the fiscal 2006 financial statement presentation.

For the thirteen weeks ended April 1, 2005, depreciation expense was classified separately on the condensed consolidated statement of operations included in operating income below gross profit. For the thirteen weeks ended March 31, 2006, depreciation expense was included in Cost of sales and Selling, general and administrative expenses. Cost of sales for the thirteen weeks ended April 1, 2005 was increased from amounts previously reported by $1.1 million for the thirteen weeks ended April 1, 2005 to conform with the fiscal 2006 presentation.

As discussed in note 2, the Company records amounts billed for shipping and handling costs in accordance with EITF 00-10. Net sales for the thirteen weeks ended April 1, 2005 were increased from the amounts previously reported by $2.0 million to be in conformity with EITF 00-10 which prescribes that shipping billings be recorded in revenues and corresponding costs be recorded in cost of sales. Cost of sales for the thirteen weeks ended April 1, 2005 were also increased from the amounts previously reported by $2.2 million and Selling, general and administrative expenses were reduced by $0.2 million for the thirteen weeks ended April 1, 2005 to conform with EITF 00-10.

4. Notes Payable, Revolving Credit Agreement and Long-term Debt

Long-term debt at March 31, 2006 and December 30, 2005 consisted of the following (in thousands):

	March 31, 2006	December 30, 2005
Senior notes due 2011	$144,200	144,200

The Company issued $160 million of 9 1/2% senior unsecured notes due in May 2011 during fiscal year 2004, which were subsequently exchanged for substantially identical notes that were registered with the Securities and Exchange Commission (the “9 1/2% Senior Notes due 2011” or “Notes”). The net proceeds from the issuance of the Notes were used during fiscal year 2004 to retire approximately $15.0 million of indebtedness outstanding under a then existing credit facility, to pay a special distribution to stockholders of approximately $134.6 million and for general corporate purposes. The Company may redeem any of the Notes beginning on May 15, 2007 with an initial redemption price of 109.5% of their principal amount plus accrued interest. In addition, before May 15, 2007, the Company may redeem up to 35% of the Notes at a redemption price of 109.5% of their principal amount plus accrued interest using the proceeds from sales of certain kinds of its capital stock. Any outstanding principal is due in May 2011 and interest is payable semi-annually in arrears on May 15 and November 15 of each year.

In the Indenture related to the 9 1/2% Senior Notes due 2011, the Company agreed to covenants that limit it and its restricted subsidiaries’ (i.e., Projecta B.V., Procolor S.A.S.) ability, among other things, to: (a) incur additional debt and issue preferred stock, (b) pay dividends, acquire shares of capital stock, make payments on subordinated debt or make investments, (c) place limitations on distributions from restricted subsidiaries, (d) issue or sell capital stock of restricted subsidiaries, (e) issue guarantees, (f) sell or exchange assets, (g) enter into transactions with stockholders and affiliates, (h) create liens and (i) effect mergers. In addition, if a change of control occurs, each holder of Notes will have the right to require the Company to repurchase all or part of the holder’s Notes at a price equal to 101% of their principal amount, plus any accrued interest to the date of purchase.

The Company has an unsecured revolving credit facility that expires in May 2006 with maximum possible borrowings equal to $5.0 million. At March 31, 2006 and December 30, 2005, the Company had no outstanding balances under this line of credit. Interest on outstanding borrowings related to this line of credit is calculated at the prime rate, which was 7.75% on March 31, 2006.

Projecta, the Company’s Dutch subsidiary, has an overdraft line of credit with maximum possible borrowings equal to the lower of 1.5 million Euros or certain percentages of Projecta’s eligible accounts receivable and inventory. At March 31, 2006 and December 30, 2005, Projecta had no outstanding balances under this line of credit. Interest on outstanding borrowings related to this line of credit is calculated at the Fortis basic rate plus 1.50%, the sum of which was 4.75% on March 31, 2006.

The Company has provided an insurance carrier with a standby letter of credit for $0.5 million for self-insured amounts under its insurance program.

5. Earnings Per Share

Basic earnings per share is computed using the weighted average number of actual common shares outstanding during the period. Diluted earnings per share reflect the potential dilution that would occur from the exercise of common stock options outstanding. The following table presents the calculations of earnings per share for the periods ended (in thousands except share data):

	13 Weeks Ended March 31, 2006	13 Weeks Ended April 1, 2005
Net income	$8,084	7,675

Basic weighted average shares outstanding	5,374.72	5,351.69
Dilutive effect of stock options	68.12	77.83

Diluted weighted average shares outstanding	$5,442.84	5,429.52

Earnings per share:
Basic	$1,504.08	1,434.13
Diluted	1,485.25	1,413.57

6. Stock Options

On December 31, 2005, the Company adopted Statement of Financial Accounting Standards (SFAS) No. 123 (revised 2004), Share-Based Payment (SFAS 123R) using a prospective method. SFAS 123R will require the Company to record compensation expense for stock options or other share-based awards when future awards are granted. The Company has a nonqualified stock option plan under which options are granted to certain employees. No options were granted during 2005 or the first quarter of 2006. The plan authorizes grants of options to purchase 737 shares, all of which have been granted. Options under the plan generally vest one-fifth each year from the anniversary date of grant. For previously granted options, the Company used the Black-Scholes option pricing model and the minimum value method and determined that the fair value of grants made and their effect on net income was not material.

There were no anti-dilutive securities outstanding at March 31, 2006 or April 1, 2005.

7. Inventories

The Company accounts for its inventory at the lower of cost or market using the first-in, first-out (FIFO) method. Inventory at March 31, 2006 and December 31, 2005 is comprised of the following (in thousands):

	March 31, 2006	December 30, 2005
Raw materials	$7,106	7,030
Work in progress	1,732	1,651
Finished goods	3,506	3,514

	$12,344	12,195

8. Comprehensive Income

The changes in the components of comprehensive income are as follows for the periods ended (in thousands):

	13 Weeks Ended March 31, 2006	13 Weeks Ended April 1, 2005
Net income	$8,084	7,675
Other comprehensive income:
Cumulative foreign exchange translation adjustments	505	(1,067)

Total comprehensive income	$8,589	6,608

9. Segment Information

The Company primarily manufactures projection screens and other meeting room equipment that are sold throughout the United States and Europe. Based on its operations, the Company has established two reportable segments: United States and Europe. The United States segment includes the operations of Da-Lite; the Europe segment includes the operations of Projecta and Procolor. All significant intersegment transactions have been eliminated.

Operating cash flow is the measure reported to the chief operating decision maker for use in assessing segment performance and allocating resources. Operating cash flow for segment reporting is net sales less operating costs and does not include depreciation and amortization, interest expense, or minority interest. The Company does not allocate costs between segments.

The following table presents financial information by segment for the periods stated (in thousands):

	13 Weeks Ended March 31, 2006	13 Weeks Ended April 1, 2005
Net sales:
United States	$35,879	35,140
Europe	7,097	6,775

Total net sales	$42,976	41,915

Operating income:
United States	$10,790	10,588
Europe	1,152	1,186

Total operating income	$11,942	11,774

	March 31, 2006	December 30, 2005
Total assets
United States	$74,790	69,662
Europe	24,655	23,427

Total assets	$99,445	93,089

Total liabilities
United States	$155,030	151,203
Europe	4,476	4,524

Total liabilities	$159,506	155,727

10. Commitments and Contingencies

The Company is involved in certain legal proceedings in the ordinary course of business. Management believes that all of the Company’s pending litigation is routine in nature and that none of this litigation is likely to have a material adverse effect on the results of operations or financial position of the Company.

11. Subsequent Event

On April 24, 2006, the Company entered into a new two-year agreement for an unsecured revolving credit facility, with maximum possible borrowings equal to $10.0 million, with Lake City Bank (the “Bank”). The terms of the new two-year unsecured revolving credit facility are substantially similar to a pre-existing credit agreement with the Bank that allowed for maximum borrowings of $5.0 million and which was due to expire on May 1, 2006. Interest on any outstanding borrowings related to the new line of credit is calculated at the prime rate, which was 7.75% on the signing date of the agreement. The previous financing agreement with the Bank was replaced with the new unsecured revolving credit facility discussed above.

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

Overview

Da-Lite is the world’s leading manufacturer of projection screens based on internal estimates of market share. Projection screens are the Company’s main product line and the Company produces three types: (1) electrically operated screens, which have the ability to retract into a concealed ceiling recess or into a wall-mounted case, (2) wall screens, which are normally mounted on an exposed wall surface and may either be manually retractable or attached to a rigid frame, and (3) portable screens which can easily be set up and removed. Da-Lite also sells custom engineered rear projection systems and complementary presentation products such as lecterns, easels, audiovisual carts and monitor mounts.

Critical Accounting Policies

Da-Lite’s critical accounting policies are summarized in the Company’s Annual Report on Form 10K for the year ended December 30, 2005. As of March 31, 2006, the Company’s critical accounting policies had not changed from December 30, 2005.

Results of Operations

Thirteen Weeks Ended March 31, 2006, Compared with Thirteen Weeks Ended April 1, 2005

Net Sales. Net sales were $43.0 million for the 13 weeks ended March 31, 2006, as compared to $41.9 million for the 13 weeks ended April 1, 2005, an increase of $1.1 million or 2.5%. Sales by the Company’s United States (U.S.) operations increased 2.1%. In the U.S., electric screen sales increased $0.9 million, wall screen sales decreased $0.4 million, and portable screen sales remained unchanged from 2005 levels. Net sales from the Company’s European subsidiaries increased by $0.3 million or

4.8%. The stronger dollar reduced U.S. dollar translated sales by $0.6 million. The increase in Europe resulted from an improvement in economic outlook for key customers as well as an increase in demand for screens leading to the World Cup soccer event.

Cost of Sales. The cost of sales was $25.7 million for the first quarter of 2006, as compared to $25.6 million for the first quarter of 2005, an increase of $0.1 million, or 0.4%. As a percentage of net sales, the cost of sales represented 59.7% and 61.0% for the first quarter of 2006 and the first quarter of 2005, respectively. This constitutes a 1.3 percentage-point improvement in margin. Margins at our U.S. facilities increased 0.8 points, the result of incremental productivity improvements and cost savings that have been implemented throughout our facilities. Margins at our European operations increased 1.3 points reflecting the increase in product volumes.

Selling, General and Administrative Expenses. Selling, general and administrative expenses were $5.4 million in the first quarter of 2006, as compared to $4.6 million for the first quarter of 2005. Selling, general and administrative expenses in the U.S. increased $0.5 million resulting from increased marketing and travel expense together with an increase in bad debt expense. Selling, general and administrative expenses in Europe increased $0.3 million as a result of increased spending in marketing programs designed to offset the negative sales trend demonstrated in 2005.

Interest, net. Interest expense totaled $3.5 million for the first quarter of 2006, as compared to $3.7 million for the first quarter of 2005, a decrease of $0.2 million. The decrease was a result of a reduction in the outstanding amount of the 9 1/2% Senior Notes due 2011 issued in May 2004.

Income Taxes. As a subchapter S corporation for United States tax purposes, the Company is generally not subject to United States federal and state income taxation. Rather, the Company’s income, gains, losses, deductions and credits flow through to its stockholders and the Company makes distributions to them to meet their tax obligations at an assumed maximum federal and state tax rate (based on the state with the highest tax rate in which any of the Company’s stockholders reside). This assumed rate was 40.4% in the first quarters of 2005 and 2006. The Company pays foreign income taxes on the earnings of its European subsidiaries.

Net Income. As a result of the aforementioned factors, net income increased $0.4 million from $7.7 million for the first quarter of 2005 to $8.1 million for the first quarter of 2006.

Liquidity and Capital Resources

Management believes the principal indicators of the Company’s liquidity are its cash position, remaining availability under its bank credit facilities and its excess working capital. At March 31, 2006, the Company’s cash position was $16.1 million, an increase of $3.6 million from December 30, 2005. Additionally, the Company had an unsecured revolving credit facility, with maximum possible borrowings equal to $5.0 million, which expires in May 2006. Interest on any outstanding borrowings related to this line of credit is calculated at the prime rate, which was 7.75% on March 31, 2006. At March 31, 2006, the Company had no outstanding balance under this line of credit. Furthermore, Da-Lite’s working capital position improved to $33.8 million (including $16.1 million of cash and cash equivalents) at March 31, 2006, from $31.3 million (including $12.5 million of cash and cash equivalents) at December 30, 2005.

The Company’s Dutch subsidiary, Projecta, has an overdraft line of credit, with maximum possible borrowings equal to approximately 1.5 million Euros or certain percentages of Projecta’s eligible accounts receivable and inventory. This facility is secured by Projecta’s accounts receivable and inventory. Interest on outstanding borrowings related to this line of credit is calculated at the Fortis Basic Rate plus 1.50%, the sum of which was 4.75% on March 31, 2006. At March 31, 2006, there were no borrowings outstanding under this line of credit.

The Company expects to be able to fund its working capital requirements, interest expense, capital expenditures and its distributions to stockholders with cash generated from operations, although there can be no assurances in this regard.

Cash Flows

For the first quarter of 2006, cash provided by operating activities was $10.5 million, as compared to $9.9 million during the first quarter of 2005, an increase of $0.5 million or 5.3%, reflecting the increase in net income and an increase in accounts payable and accrued expenses, somewhat offset by increased accounts receivable. Cash used in investing activities was $0.9 million during the first quarter of 2006, as compared to $0.7 million during the first quarter of 2005, all of which in both periods represented capital expenditures. Cash used in financing activities was $6.0 million during the first quarter of 2006, as compared to $5.3 million during the first quarter of 2005.

Depending on the Company’s expected cash needs, the prevailing prices of its 9 1/2% senior notes and other factors, the Company may repurchase some amount of its outstanding 9 1/2% senior notes from time to time in the open market or otherwise.

Capital Expenditures

Capital expenditures were $0.9 million during the first quarter of 2006 compared to $0.7 million during the first quarter of 2005. The Company’s management currently expects to spend approximately $2.5 million on capital expenditures in 2006 using cash generated from operations.

Contractual Obligations

The following table sets forth, as of March 31, 2006, certain of the Company’s contractual obligations:

	Payments due by period
Contractual Obligations	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
	(in millions)
Interest and principal payments for senior debt	$219.5	13.7	27.4	27.4	151.0
Self-insurance letter of credit	0.5	0.5	—	—	—

Total	$220.0	14.2	27.4	27.4	151.0

Distributions

As a subchapter S corporation under the Internal Revenue Code of 1986, Da-Lite is not subject to U.S. federal income taxes. Instead, such taxes are payable by Da-Lite’s stockholders. Distributions are made by Da-Lite to its stockholders to pay estimated taxes relating to taxable income allocated to them by the Company on a quarterly basis. Tax related distributions were $2.8 million and $2.3 million in the first quarter of 2006 and the first quarter of 2005, respectively.

The Company has paid regular distributions to its stockholders in 2006 at the monthly rate of $200 per share or $1.1 million in the aggregate, subject to the covenants contained in the indenture related to its notes. Regular monthly distributions were paid to the Company’s stockholders in 2005 at the monthly rate of $175 per share or $0.9 million in the aggregate.

Inflation

The Company manages its inflation risks by ongoing review of product selling prices and production costs. Management does not believe that inflation risks are material to the Company’s business, its consolidated financial position, results of operations or cash flows. However, there can be no assurance that future inflation will not have an adverse impact on the Company’s operating results and financial condition.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Concentration of Credit Risk

Financial instruments that potentially subject the Company to significant concentrations of credit risk consist primarily of cash and cash equivalents and accounts receivable.

The Company maintains cash and cash equivalents with well-capitalized financial institutions.

The Company’s sales are not materially dependent on a single customer or a small group of customers. No one individual customer balance represented more than 5% of the Company’s total outstanding receivables as of March 31, 2006. Credit risk associated with the Company’s receivables is representative of the geographic, industry and customer diversity associated with the Company’s global business.

The Company also maintains credit controls for evaluating and granting customer credit. As a result, the Company may require that customers provide some type of financial guarantee in certain circumstances.

Foreign Currency Risk

Da-Lite routinely uses forward exchange contracts to economically hedge raw material purchases from vendors outside of the country of purchase.

Interest Rate Risk

The Company has two credit facilities available for general corporate purposes that are subject to variable interest rates. Interest related to any outstanding balances on the Company’s $5.0 million revolving credit facility in the U.S. is calculated at the prime rate, which was 7.75% on March 31, 2006. At March 31, 2006, the Company had no outstanding balances under this revolving credit facility. Interest on outstanding borrowings in Europe, related to Projecta’s overdraft line of credit, is calculated at the Fortis Basic Rate plus 1.50%, the sum of which was 4.75% on March 31, 2006. At March 31, 2006, Projecta had no outstanding balances under this credit facility.

On April 24, 2006, the Company entered into a $10.0 million revolving credit facility that replaced the aforementioned $5.0 million facility which was due to expire on May 1, 2006. Interest on any outstanding borrowings related to the new line of credit is calculated at the prime rate, which was 7.75% on the signing date of the agreement.

At March 31, 2006, the Company had $144.2 million in fixed-rate long-term debt outstanding. There are no earnings risks associated with the Company’s fixed rate debt. The fair market value of the fixed-rate debt (based on discounted cash flows reflecting borrowing rates currently available for debt with similar terms and maturities) varies with fluctuations in interest rates. A 10% decrease in interest rates would have changed the fair market value of the fixed-rate debt to approximately $160 million from the fair value of approximately $154 million at March 31, 2006. Note that financial instruments are described as cash or contractual obligations or rights to pay or receive cash. The fair value of all other financial instruments approximates the carrying value because of the short-term maturity of these instruments.

Item 4. Controls and Procedures.

(a)	Evaluation of Disclosure Controls and Procedures. Based on the evaluation required by Rule 15d-15(e) under the Securities Exchange Act of 1934, the principal executive officer and principal financial officer of the Company have concluded that the Company’s disclosure controls and procedures (as defined in Rule 15d-15(e)), as of the end of the period covered by this report, were effective to ensure that the information required to be disclosed by the Company in reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms. The disclosure controls and procedures are designed to only provide reasonable assurance of achieving the desired control objections.

(b)	Changes in internal control over financial reporting. There were no changes in the Company’s internal control over financial reporting that occurred during the last fiscal quarter that has materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II

OTHER INFORMATION

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

During the first quarter of 2006, four employees exercised options to purchase an aggregate of 7.0 shares of our common stock at an aggregate purchase price of $59,836. These transactions were exempt from registration pursuant to, among other things, Section 4(2) of the Securities Act of 1933, as amended, and Rule 701 thereunder. The Company repurchased 3.0 shares from stockholders during the same period.

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

Date: May 1, 2006

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