Form 10-Q
period 2006-06-30
DA-LITE SCREEN CO INC
filed 2006-08-09
CIK 881665

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2006

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

As of August 9, 2006, there were 5,370.12 shares of the registrant’s common stock outstanding (all of which are privately owned and are not traded on any public market).

i

PART I

FINANCIAL INFORMATION

Item 1. Financial Statements.

DA-LITE SCREEN COMPANY, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(Dollars in thousands)

	(Unaudited) June 30, 2006	December 30, 2005
Assets
Current Assets:
Cash and cash equivalents	$6,584	$12,547
Accounts receivable, less allowance for doubtful accounts	18,904	16,492
Inventories	12,641	12,195
Prepaid expenses and other	1,499	439
Prepaid income taxes	–	179

Total current assets	39,628	41,852

Property, plant and equipment	55,367	52,803
Less accumulated depreciation	34,915	32,610

Net property, plant, and equipment	20,452	20,193

Goodwill	26,267	25,851
Other assets, net	3,738	5,193

	$90,085	$93,089

Liabilities and Stockholders’ Deficit
Current liabilities:
Accounts payable	$4,080	$4,318
Accrued expenses
Interest	1,700	1,754
Other	4,823	4,495

Total accrued expenses	6,523	6,249

Total current liabilities	10,603	10,567
Long-term debt	140,200	144,200
Minority interest	1,035	960

Total liabilities	151,838	155,727

Commitments and contingencies (note 9)

Stockholders’ deficit:
Common stock, $1 par value. Authorized 1,000,000 shares; issued 10,686 shares	11	11
Additional paid-in capital	618	574
Accumulated deficit	(40,511)	(40,036)
Accumulated other comprehensive income	2,053	439
Less treasury stock, 5,315.12 shares at June 30, 2006 and 5,314.38 shares at December 30, 2005 at cost	(23,924)	(23,626)

Total stockholders’ deficit	(61,753)	(62,638)

	$90,085	$93,089

See accompanying notes to condensed consolidated financial statements.

DA-LITE SCREEN COMPANY, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Dollars in thousands, except per share amounts, unaudited)

	13 Weeks Ended June 30, 2006	13 Weeks Ended July 1, 2005	26 Weeks Ended June 30, 2006	26 Weeks Ended July 1, 2005
Net sales	$43,367	$42,039	$86,343	$83,954
Cost of sales	26,229	25,638	51,884	51,193

Gross profit	17,138	16,401	34,459	32,761
Selling, general, and administrative expenses	4,588	4,627	9,967	9,213

Operating income	12,550	11,774	24,492	23,548

Other expense (income):
Interest	3,572	3,693	7,058	7,387
Minority interest	42	21	75	53
Miscellaneous, net	524	66	523	65

Total other expense	4,138	3,780	7,656	7,505

Income before income taxes	8,412	7,994	16,836	16,043
Income taxes	441	234	781	608

Net income	$7,971	$7,760	$16,055	$15,435

See accompanying notes to condensed consolidated financial statements.

DA-LITE SCREEN COMPANY, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Dollars in thousands, unaudited)

	26 Weeks Ended June 30, 2006	26 Weeks Ended July 1, 2005
Cash flows from operating activities:
Net income	$16,055	$15,435
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	2,053	2,322
Amortization and write-off of debt issuance costs	493	405
Minority interest earnings	75	53
Change in:
Accounts receivable	(1,896)	(1,459)
Inventories	(195)	(173)
Prepaid expenses and other	(1,045)	(440)
Accounts payable	(643)	(679)
Accrued expenses	342	(750)
Other	963	(23)

Net cash provided by operating activities	16,202	14,691

Cash flows from investing activities:
Purchase of property, plant and equipment	(1,495)	(1,406)

Net cash used in investing activities	(1,495)	(1,406)

Cash flows from financing activities:
Increase in checks written in excess of bank balance	—	778
Payments to retire senior notes	(4,000)	—
Distributions to stockholders	(16,530)	(13,800)
Repurchase of common stock	(338)	(350)
Exercise of common stock options	84	492

Net cash used in financing activities	(20,784)	(12,880)

Effect of foreign currency exchange rate changes on cash and cash equivalents	114	83

Net change in cash and cash equivalents	(5,963)	488
Cash and cash equivalents at beginning of period	12,547	9,306

Cash and cash equivalents at end of period	$6,584	$9,794

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

The accompanying condensed consolidated financial statements include the accounts of Da-Lite Screen Company, Inc. (Da-Lite) and its subsidiary, Projecta B.V. (Projecta), a Netherlands limited liability company, which is 96% owned by Da-Lite and Projecta’s wholly owned subsidiary Procolor S.A.S. (Procolor), a French corporation. All material intercompany accounts and transactions have been eliminated.

The Company uses a 52- or 53-week fiscal year ending on the last Friday of December. The first and second quarters of 2006 and 2005 were 13-week periods. The Company’s 2006 fiscal year will be a 52-week period and the 2005 fiscal year was a 52-week period.

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

Goodwill—Goodwill represents the excess of purchase price over the fair value of identifiable net assets acquired. Management tests goodwill for impairment to determine whether its carrying value exceeds its implied fair value at least annually, or when events or changes in circumstances occur. Goodwill was not impaired in 2005 or during the period ended June 30, 2006. The change in the balance of goodwill from December 30, 2005 to June 30, 2006 is the result of foreign currency translation.

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

For the thirteen weeks and twenty six weeks ended July 1, 2005, depreciation expense was classified separately on the condensed consolidated statement of operations included in operating income below gross profit. For the thirteen weeks and twenty six weeks ended June 30, 2006, depreciation expense was included in Cost of sales and Selling, general and administrative expenses. Cost of sales for the thirteen weeks and twenty six weeks ended July 1, 2005 was increased from amounts previously reported by $1.1 million and $2.3 million to conform to the fiscal 2006 presentation. The amounts reclassified from Selling, general and administrative expenses were not significant in either period.

As discussed in note 2, the Company records amounts billed for shipping and handling costs in accordance with EITF 00-10. Net sales for the thirteen weeks and twenty six weeks ended July 1, 2005 were increased from the amounts previously reported by $2.2 million and $4.3 million, respectively, to be in conformity with EITF 00-10 which prescribes that shipping billings be recorded in revenues and corresponding costs be recorded in cost of sales. Cost of sales for the thirteen weeks and twenty six weeks ended July 1, 2005 were also increased from the amounts previously reported by $2.4 million and $4.6 million, respectively. Selling, general and administrative expenses were reduced by $0.2 million and $0.3 million for the thirteen weeks and twenty six weeks ended July 1, 2005 to conform with EITF 00-10.

4. Notes Payable, Revolving Credit Agreement and Long-term Debt

Long-term debt at June 30, 2006 and December 30, 2005 consisted of the following (in thousands):

	June 30, 2006	December 30, 2005
Senior notes due 2011	$140,200	$144,200

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

In the Indenture related to the 9 1/2% Senior Notes due 2011, the Company agreed to covenants that limit it and its restricted subsidiaries’ (i.e., Projecta B.V., Procolor S.A.S.) ability, among other things, to: (a) incur additional debt and issue preferred stock, (b) pay dividends, acquire shares of capital stock, make payments on subordinated debt or make investments, (c) place limitations on distributions from restricted subsidiaries, (d) issue or sell capital stock of restricted subsidiaries, (e) issue guarantees, (f) sell or exchange assets, (g) enter into transactions with stockholders and affiliates, (h) create liens and (i) effect mergers. In addition, if a change of control occurs, each holder of Notes will have the right to require the Company to repurchase all or part of the holder’s Notes at a price equal to 101% of their principal amount, plus any accrued interest to the date of purchase. The Company was in compliance with all covenants at June 30, 2006 and December 30, 2005.

The Company has an unsecured revolving credit facility that expires in April 2008 with maximum possible borrowings equal to $10.0 million which replaced the $5.0 million revolving credit facility that expired in May 2006. At June 30, 2006 and December 30, 2005, the Company had no outstanding balances under these lines of credit. Interest on outstanding borrowings related to the $10.0 million line of credit is calculated at the prime rate, which was 8.25% on June 30, 2006.

Projecta, the Company’s Dutch subsidiary, has an overdraft line of credit with maximum possible borrowings equal to the lower of 1.5 million Euros or certain percentages of Projecta’s eligible accounts receivable and inventory. At June 30, 2006 and December 30, 2005, Projecta had no outstanding balances under this line of credit and the maximum possible borrowings was 1.5 million Euros. Interest on outstanding borrowings related to this line of credit is calculated at the Fortis basic rate plus 1.50%, the sum of which was 5.00% on June 30, 2006.

The Company has provided an insurance carrier with a standby letter of credit for $0.5 million for self-insured amounts under its insurance program.

5. Stock Options

On December 31, 2005, the Company adopted Statement of Financial Accounting Standards (SFAS) No. 123 (revised 2004), Share-Based Payment (SFAS 123R) using a prospective method. SFAS 123R requires the Company record compensation expense for stock options or other share-based awards when future awards are granted.

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

The stock option activity and weighted average exercise prices follow:

	Year to Date
	Options	Exercise Price	Aggregate Intrinsic Value (in thousands)
Outstanding at December 30, 2005	153	$16,530
Exercised	(9)	9,362

Outstanding at June 30, 2006	144	$16,978	$2,223

Exercisable at June 30, 2006	142	$17,091	$2,176

6. Inventories

The Company accounts for its inventory at the lower of cost or market using the first-in, first-out (FIFO) method. Inventory at June 30, 2006 and December 31, 2005 is comprised of the following (in thousands):

	June 30, 2006	December 30, 2005
Raw materials	$7,516	$7,030
Work in progress	1,941	1,651
Finished goods	3,184	3,514

	$12,641	$12,195

7. Comprehensive Income

The changes in the components of comprehensive income are as follows for the periods ended (in thousands):

	13 Weeks Ended June 30, 2006	13 Weeks Ended July 1, 2005	26 Weeks Ended June 30, 2006	26 Weeks Ended July 1, 2005
Net income	$7,971	$7,760	$16,055	$15,435
Other comprehensive income:
Cumulative foreign exchange translation adjustments	1,109	(1,283)	1,614	(2,350)

Total comprehensive income	$9,080	$6,477	$17,669	$13,085

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

The following table presents financial information by segment for the periods stated (in thousands):

	13 Weeks Ended June 30, 2006	13 Weeks Ended July 1, 2005	26 Weeks Ended June 30, 2006	26 Weeks Ended July 1, 2005
Net sales:
United States	$35,851	$36,155	$71,730	$71,295
Europe	7,516	5,884	14,613	12,659

Total net sales	$43,367	$42,039	$86,343	$83,954

Operating income:
United States	$11,070	$11,020	$21,860	$21,608
Europe	1,480	754	2,632	1,940

Total operating income	$12,550	$11,774	$24,492	$23,548

	June 30, 2006	December 30, 2005
Total assets
United States	$64,830	$69,662
Europe	25,255	23,427

Total assets	$90,085	$93,089

Total liabilities
United States	$147,607	$151,203
Europe	4,231	4,524

Total liabilities	$151,838	$155,727

9. Commitments and Contingencies

On May 19, 2006, Draper, Inc. (“Draper”), a competitor of the Company, filed an action entitled Draper, Inc. v. Da-Lite Screen Company, Inc. and Stewart Filmscreen Corporation in the United States District Court for the Southern District of Indiana, Indianapolis Division. The complaint, as amended, alleges that certain projection screens manufactured by the Company and Stewart Filmscreen Corporation, another competitor of the Company, infringe patents issued to Draper, and seeks unspecified damages and injunctive relief. The Company has filed an answer denying the allegations and asserting several affirmative defenses. The Company believes that it has good defenses to this suit and intends to vigorously defend this action.

In addition, the Company is subject to certain other legal proceedings and claims that have arisen in the ordinary course of business and which have not been fully adjudicated. In the opinion of management, the Company does not have a potential liability related to any of these other current legal proceedings and claims that should individually or in the aggregate have a material adverse effect on its financial condition, liquidity or results of operations.

However, the results of legal proceedings cannot be predicted with certainty. Should the Company fail to prevail in legal matters it is possible that its results of operations or financial condition could be materially adversely affected.

10. Subsequent Events

Disposition of Prior European Manufacturing Facility

In July 2006, the Company obtained a letter of agreement for the sale of Projecta’s prior manufacturing facility in Weert, The Netherlands, for 1.1 million Euros. The property is classified in Prepaid expenses and other, at a net book value of 0.8 million Euros (U.S. $1.0 million at June 30, 2006). The closing is subject to certain conditions and is expected to occur in the third quarter of 2006.

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

Overview

Da-Lite is the world’s leading manufacturer of projection screens based on internal estimates of market share. Projection screens are the Company’s main product line and the Company produces three types: (1) electrically operated screens, which have the ability to retract into a concealed ceiling recess or into a wall-mounted case, (2) wall screens, which are normally mounted on an exposed wall surface and may either be manually retractable or attached to a rigid frame, and (3) portable screens which can easily be set up and removed. Da-Lite also sells custom engineered rear projection systems and complementary presentation products such as lecterns, easels, audiovisual carts, monitor mounts and brackets for plasma and LCD displays.

Critical Accounting Policies

Da-Lite’s critical accounting policies are summarized in the Company’s Annual Report on Form 10K for the year ended December 30, 2005. As of June 30, 2006, the Company’s critical accounting policies had not changed from December 30, 2005.

Results of Operations

Thirteen Weeks Ended June 30, 2006, Compared with Thirteen Weeks Ended July 1, 2005

Net Sales. Net sales were $43.4 million for the 13 weeks ended June 30, 2006, as compared to $42.0 million for the 13 weeks ended July 1, 2005, an increase of $1.4 million or 3.2%. Net sales by the Company’s United States (U.S.) operations decreased 0.8%. In the U.S., electric screen sales increased $1.1 million primarily because demand for the Company’s core business of electrically operated screens with viewing surfaces measuring 100 inches in diagonal and above continues to grow. Wall screen sales decreased $0.2 million and were likely impacted by a slowdown in the housing market that has reduced the demand for the Company’s products used in home cinemas. Portable screen sales decreased $0.5 million and sales of other products decreased $0.6 million from 2005 levels. The decrease in sales of other products was a result of lower sales of screen fabric to other screen manufacturers during the 13 weeks ended June 30, 2006. Net sales from the Company’s European subsidiaries increased by $1.6 million or 27.7%. The increase in Europe resulted from an improvement in economic outlook for key customers as well as an increase in demand for screens leading up to the World Cup soccer event.

Cost of Sales. The cost of sales was $26.2 million for the 13 weeks ended June 30, 2006, as compared to $25.6 million for the 13 weeks ended July 1, 2005, an increase of $0.6 million, or 2.3%. As a percentage of net sales, the cost of sales represented 60.5% and 61.0% for the 13 weeks ended June 30, 2006 and for the 13 weeks ended July 1, 2005, respectively. This constitutes a 0.5 percentage-point improvement in margin. Margins at our U.S. facilities decreased 0.4 points, where an increase in health care costs during the period was the major contributing factor. Margins at our European operations increased 3.3 points reflecting the increase in product volumes.

Selling, General and Administrative Expenses. Selling, general and administrative expenses were $4.6 million for the 13 weeks ended June 30, 2006, as compared to $4.6 million for the 13 weeks ended July 1, 2005. Selling, general and administrative expenses in the U.S. decreased $0.1 million resulting from a reduction in expense associated with Sarbanes-Oxley preparation partially offset by an increase in bad debts. Selling, general and administrative expenses in Europe increased $0.1 million as a result of increased spending in operating costs.

Interest. Interest expense totaled $3.6 million for the 13 weeks ended June 30, 2006, as compared to $3.7 million for the 13 weeks ended July 1, 2005, a decrease of $0.1 million. The decrease was a result of a reduction in the outstanding amount of the 9 1/2% Senior Notes due 2011 issued in May 2004.

Miscellaneous, net. Miscellaneous, net was $0.5 million for the 13 weeks ended June 30, 2006, as compared to $0.1 million for the 13 weeks ended July 1, 2005, an increase of $0.4 million. The increase was primarily due to the premium of $0.3 million paid to retire $4.0 million of the Company’s 9 1/2% senior notes during the 13 weeks ended June 30, 2006.

Income Taxes. As a subchapter S corporation for United States tax purposes, the Company is generally not subject to United States federal and state income taxation. Rather, the Company’s income, gains, losses, deductions and credits flow through to its stockholders and the Company makes distributions to them to meet their tax obligations at an assumed maximum federal and state tax rate (based on the state with the highest tax rate in which any of the Company’s stockholders reside). This assumed rate was 40.4% for the 13 weeks ended June 30, 2006 and for the 13 weeks ended July 1, 2005. The Company pays foreign income taxes on the earnings of its European subsidiaries.

Net Income. As a result of the aforementioned factors, net income increased $0.2 million from $7.8 million for the 13 weeks ended July 1, 2005 to $8.0 million for the 13 weeks ended June 30, 2006.

Twenty-Six Weeks Ended June 30, 2006, Compared with Twenty-Seven Weeks Ended July 1, 2005

Net Sales. Net sales were $86.3 million for the 26 weeks ended June 30, 2006, as compared to $84.0 million for the 26 weeks ended July 1, 2005, an increase of $2.3 million or 2.8%. Net sales by the Company’s United States (U.S.) operations increased 0.6%. In the U.S., electric screen sales increased $2.1 million primarily because demand for the Company’s core business of electrically operated screens with viewing surfaces measuring 100 inches in diagonal and above continues to grow. Wall screen sales decreased $0.6 million and were likely impacted by a slowdown in the housing market that has reduced the demand for the Company’s products used in home cinemas. Portable screen sales decreased $0.6 million and sales of other products decreased $0.6 million from 2005 levels. Net sales from the Company’s European subsidiaries increased by $2.0 million or 15.4%, with the stronger Euro offsetting $0.6 million of the overall increase. The increase in Europe resulted from an improvement in economic outlook for key customers as well as an increase in demand for screens leading up to the World Cup soccer event.

Cost of Sales. The cost of sales was $51.9 million for the 26 weeks ended June 30, 2006, as compared to $51.2 million for the 26 weeks ended July 1, 2005, an increase of $0.7 million, or 1.3%. As a percentage of net sales, the cost of sales represented 60.1% and 61.0% for the 26 weeks ended June 20, 2006 and the 26 weeks ended July 1, 2005, respectively. This constitutes a 0.9 percentage-point improvement in margin. Margins at our U.S. facilities increased 0.3 points while margin at our European operation increased 2.1 points reflecting the increase in product volume.

Selling, General and Administrative Expenses. Selling, general and administrative expenses were $10.0 million for the 26 weeks ended June 30, 2006, as compared to $9.2 million for the 26 weeks ended July 1, 2005. Selling, general and administrative expenses in the U.S. increased $0.4 million. Increases in bad debt expense, compensation and marketing offset a decrease associated with Sarbanes-Oxley preparation expense. Selling, general and administrative expenses in Europe increased $0.4 million as a result of increased spending in marketing programs.

Interest. Interest expense totaled $7.1 million for the 26 weeks ended June 30, 2006, as compared to $7.4 million for the 26 weeks ended July 1, 2005, a decrease of $0.3 million. The decrease was a result of a reduction in the outstanding amount of the 9 1/2% Senior Notes due 2011 issued in May 2004.

Miscellaneous, net. Miscellaneous, net was $0.5 million for the 26 weeks ended June 30, 2006, as compared to $0.1 million for the 26 weeks ended July 1, 2005, an increase of $0.4 million. The increase was primarily due to the premium of $0.3 million paid to retire $4.0 million of the Company’s 9 1/2% senior notes in May 2006.

Income Taxes. As a subchapter S corporation for United States tax purposes, the Company is generally not subject to United States federal and state income taxation. Rather, the Company’s income, gains, losses, deductions and credits flow through to its stockholders and the Company makes distributions to them to meet their tax obligations at an assumed maximum federal and state tax rate (based on the state with the highest tax rate in which any of the Company’s stockholders reside). This assumed rate was 40.4% for the 26 weeks ended June 30, 2006 and for the 26 weeks ended July 1, 2005. The Company pays foreign income taxes on the earnings of its European subsidiaries.

Net Income. As a result of the aforementioned factors, net income increased $0.7 million from $15.4 million for the 26 weeks ended July 1, 2005 to $16.1 million for the 26 weeks ended June 30, 2006.

Liquidity and Capital Resources

The Company expects to be able to fund its working capital requirements, interest expense, capital expenditures and its distributions to stockholders with cash generated from operations, although there can be no assurances in this regard.

In May 2006, the Company repurchased $4.0 million of the outstanding principal amount of its 9 1/2% senior notes from the open market for an aggregate purchase price of $4.3 million. The Company retired these notes and wrote-off the related deferred financing costs and incurred a charge of $0.4 million during the second quarter of 2006 relating to the repurchase. Depending on the Company’s expected cash needs, the prevailing prices of its 9 1/2% senior notes and other factors, the Company may repurchase some amount of its outstanding 9 1/2% senior notes from time to time in the open market or otherwise.

Management believes the principal indicators of the Company’s liquidity are its cash position, remaining availability under its bank credit facilities and its excess working capital. At June 30, 2006, the Company’s cash position was $6.6 million, a decrease of $5.9 million from December 30, 2005. The decrease was primarily due to the repurchase of $4.0 million of the outstanding principal amount of its 9 1/2% senior notes. Additionally, the Company had an unsecured revolving credit facility, with maximum possible borrowings equal to $10.0 million, which expires in April 2008. Interest on any outstanding borrowings related to this line of credit is calculated at the prime rate, which was 8.25% on June 30, 2006. At June 30, 2006, the Company had no outstanding balances under this line of credit. Da-Lite’s working capital position decreased to $29.0 million (including $6.6 million of cash and cash equivalents) at June 30, 2006, from $31.3 million (including $12.5 million of cash and cash equivalents) at December 30, 2005.

The Company’s Dutch subsidiary, Projecta, has an overdraft line of credit, with maximum possible borrowings equal to approximately 1.5 million Euros or certain percentages of Projecta’s eligible accounts receivable and inventory. This facility is secured by Projecta’s accounts receivable and inventory. Interest on outstanding borrowings related to this line of credit is calculated at the Fortis Basic Rate plus 1.50%, the sum of which was 5.00% on June 30, 2006. At June 30, 2006, there were no borrowings outstanding under this line of credit.

Cash Flows

For the first half of 2006, cash provided by operating activities was $16.2 million, as compared to $14.7 million during the first half of 2005, an increase of $1.5 million or 10.3%. Cash used in investing activities was $1.5 million during the first half of 2006, as compared to $1.4 million during the first half of 2005, all of which in both periods represented capital expenditures. Cash used in financing activities was $20.8 million during the first half of 2006, as compared to $12.9 million during the first half of 2005.

Capital Expenditures

Capital expenditures were $1.5 million during the first half of 2006 compared to $1.4 million during the first half of 2005. The Company’s management currently expects to spend approximately $2.5 million on capital expenditures in 2006 using cash generated from operations.

Contractual Obligations

The following table sets forth, as of June 30, 2006, certain of the Company’s contractual obligations:

	Payments due by period
Contractual Obligations	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
	(in millions)
Interest and principal payments for senior debt	$206.8	13.3	26.6	166.9	—
Self-insurance letter of credit	0.5	0.5	—	—	—

Total	$207.3	13.8	26.6	166.9	—

Distributions

As a subchapter S corporation under the Internal Revenue Code of 1986, Da-Lite is not subject to U.S. federal income taxes. Instead, such taxes are payable by Da-Lite’s stockholders. Distributions are made by Da-Lite to its stockholders to pay estimated taxes relating to taxable income allocated to them by the Company on a quarterly basis. Tax related distributions were $7.2 million and $10.0 million in the second quarter of 2006 and the first half of 2006, respectively.

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

The Company’s sales are not materially dependent on a single customer or a small group of customers. No one individual customer balance represented more than 5% of the Company’s total outstanding receivables as of June 30, 2006. Credit risk associated with the Company’s receivables is representative of the geographic, industry and customer diversity associated with the Company’s global business.

The Company also maintains credit controls for evaluating and granting customer credit. As a result, the Company may require that customers provide some type of financial guarantee in certain circumstances.

Foreign Currency Risk

Da-Lite routinely uses forward exchange contracts to economically hedge raw material purchases from vendors outside of the country of purchase.

Interest Rate Risk

The Company has two credit facilities available for general corporate purposes that are subject to variable interest rates. Interest related to any outstanding balances on the Company’s $10.0 million revolving credit facility in the U.S. is calculated at the prime rate, which was 8.25% on June 30, 2006. At June 30, 2006, the Company had no outstanding balances under this revolving credit facility. Interest on outstanding borrowings in Europe, related to Projecta’s overdraft line of credit, is calculated at the Fortis Basic Rate plus 1.50%, the sum of which was 5.00% on June 30, 2006. At June 30, 2006, Projecta had no outstanding balances under this credit facility.

At June 30, 2006, the Company had $140.2 million in fixed-rate long-term debt outstanding. There are no earnings risks associated with the Company’s fixed rate debt. The fair market value of the fixed-rate debt (based on discounted cash flows reflecting borrowing rates currently available for debt with similar terms and maturities) varies with fluctuations in interest rates. A 10% decrease in interest rates would have changed the fair market value of the fixed-rate debt to approximately $155 million from the fair value of approximately $149 million at June 30, 2006. Note that financial instruments are described as cash or contractual obligations or rights to pay or receive cash. The fair value of all other financial instruments approximates the carrying value because of the short-term maturity of these instruments.

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

PART II

OTHER INFORMATION

Item 1. Legal Proceedings

On May 19, 2006, Draper, Inc. (“Draper”), a competitor of the Company, filed an action entitled Draper, Inc. v. Da-Lite Screen Company, Inc. and Stewart Filmscreen Corporation in the United States District Court for the Southern District of Indiana, Indianapolis Division. The complaint, as amended, alleges that certain projection screens manufactured by the Company and Stewart Filmscreen Corporation, another competitor of the Company, infringe patents issued to Draper, and seeks unspecified damages and injunctive relief. The Company has filed an answer denying the allegations and asserting several affirmative defenses. The Company believes that it has good defenses to this suit and intends to vigorously defend this action. The results of legal proceedings cannot be predicted with certainty, and it is possible that a failure of the Company to prevail in this action could have a material adverse effect on its results of operations or financial condition.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

During the second quarter of 2006, two employees exercised options to purchase an aggregate of 2.0 shares of our common stock at an aggregate purchase price of $24,418. These transactions were exempt from registration pursuant to, among other things, Section 4(2) of the Securities Act of 1933, as amended, and Rule 701 thereunder. The Company repurchased 7.5 shares from stockholders during the same period.

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

Date: August 9, 2006

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