Form 10-Q
period 2006-09-29
DA-LITE SCREEN CO INC
filed 2006-11-01
CIK 881665

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 29, 2006

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

As of September 29, 2006, there were 5,364.12 shares of the registrant’s common stock outstanding (all of which are privately owned and are not traded on any public market).

i

PART I

FINANCIAL INFORMATION

Item 1. Financial Statements.

DA-LITE SCREEN COMPANY, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(Dollars in thousands)

	(Unaudited) September 29, 2006	December 30, 2005
Assets
Current Assets:
Cash and cash equivalents	$13,831	$12,547
Accounts receivable, less allowance for doubtful accounts	18,448	16,492
Inventories	13,246	12,195
Prepaid expenses and other	451	439
Prepaid income taxes	22	179

Total current assets	45,998	41,852

Property, plant and equipment	55,479	52,803
Less accumulated depreciation	35,675	32,610

Net property, plant, and equipment	19,804	20,193

Goodwill	26,228	25,851
Other assets, net	3,549	5,193

	$95,579	$93,089

Liabilities and Stockholders’ Deficit
Current liabilities:
Accounts payable	$4,153	$4,318
Accrued expenses
Interest	5,030	1,754
Other	5,107	4,495

Total accrued expenses	10,137	6,249

Total current liabilities	14,290	10,567
Long-term debt	140,200	144,200
Minority interest	1,079	960

Total liabilities	155,569	155,727

Commitments and contingencies (note 9)

Stockholders’ deficit:
Common stock, $1 par value. Authorized 1,000,000 shares; issued 10,686 shares	11	11
Additional paid-in capital	618	574
Accumulated deficit	(38,418)	(40,036)
Accumulated other comprehensive income	1,918	439
Less treasury stock, 5,321.88 shares at September 29, 2006 and 5,314.38 shares at December 30, 2005 at cost	(24,119)	(23,626)

Total stockholders’ deficit	(59,990)	(62,638)

	$95,579	$93,089

See accompanying notes to condensed consolidated financial statements.

DA-LITE SCREEN COMPANY, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Dollars in thousands, unaudited)

	13 Weeks Ended September 29, 2006	13 Weeks Ended September 30, 2005	39 weeks Ended September 29, 2006	39 weeks Ended September 30, 2005
Net sales	$42,711	$41,920	$129,054	$125,874
Cost of sales	26,538	25,227	78,422	76,420

Gross profit	16,173	16,693	50,632	49,454
Selling, general, and administrative expenses	4,066	3,904	14,033	13,117

Operating income	12,107	12,789	36,599	36,337

Other expense (income):
Interest	3,384	3,665	10,442	11,052
Minority interest	44	24	119	77
Miscellaneous, net	(98)	(11)	425	54

Total other expense	3,330	3,678	10,986	11,183

Income before income taxes	8,777	9,111	25,613	25,154
Income taxes	411	285	1,192	893

Net income	$8,366	$8,826	$24,421	$24,261

See accompanying notes to condensed consolidated financial statements.

DA-LITE SCREEN COMPANY, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Dollars in thousands, unaudited)

	39 weeks Ended September 29, 2006	39 weeks Ended September 30, 2005
Cash flows from operating activities:
Net income	$24,421	$24,261
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	2,970	3,319
Amortization and write-off of debt issuance costs	681	607
Gain on disposal of assets	(475)	—
Minority interest earnings	119	77
Change in:
Accounts receivable	(1,500)	(1,100)
Inventories	(817)	(1,112)
Prepaid expenses and other	5	(355)
Accounts payable	(570)	(1,135)
Accrued expenses	4,091	3,349
Other	—	(24)

Net cash provided by operating activities	28,924	27,887

Cash flows from investing activities:
Proceeds from sale of assets	1,339	—
Purchase of property, plant and equipment	(1,811)	(2,029)

Net cash used in investing activities	(472)	(2,029)

Cash flows from financing activities:
Payments to retire senior notes	(4,000)	—
Distributions to stockholders	(22,808)	(19,351)
Repurchase of common stock	(533)	(350)
Exercise of common stock options	84	508

Net cash used in financing activities	(27,257)	(19,193)

Effect of foreign currency exchange rate changes on cash and cash equivalents	89	(50)

Net change in cash and cash equivalents	1,284	6,615
Cash and cash equivalents at beginning of period	12,547	9,306

Cash and cash equivalents at end of period	$13,831	$15,921

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

The Company uses a 52- or 53-week fiscal year ending on the last Friday of December. The first, second and third quarters of 2006 and 2005 were 13-week periods. The Company’s 2006 fiscal year will be a 52-week period and the 2005 fiscal year was a 52-week period.

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

Goodwill—Goodwill represents the excess of purchase price over the fair value of identifiable net assets acquired. Management tests goodwill for impairment to determine whether its carrying value exceeds its implied fair value at least annually, or when events or changes in circumstances occur. Goodwill was not impaired in 2005 or during the period ended September 29, 2006. The change in the balance of goodwill from December 30, 2005 to September 29, 2006 is the result of foreign currency translation.

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

For the thirteen weeks and thirty-nine weeks ended September 30, 2005, depreciation expense was classified separately on the condensed consolidated statement of operations included in operating income below gross profit. For the thirteen weeks and thirty-nine weeks ended September 29, 2006, depreciation expense was included in Cost of sales and Selling, general and administrative expenses. Cost of sales for the thirteen weeks and thirty-nine weeks ended September 30, 2005 was increased from amounts previously reported by $0.9 million and $3.2 million to conform to the fiscal 2006 presentation. The amounts reclassified from Selling, general and administrative expenses were not significant in either period.

As discussed in note 2, the Company records amounts billed for shipping and handling costs in accordance with EITF 00-10. Net sales for the thirteen weeks and thirty-nine weeks ended September 30, 2005 were increased from the amounts previously reported by $2.3 million and $6.6 million, respectively, to be in conformity with EITF 00-10 which prescribes that shipping billings be recorded in revenues and corresponding costs be recorded in cost of sales. Cost of sales for the thirteen weeks and thirty-nine weeks ended September 30, 2005 were also increased from the amounts previously reported by $2.5 million and $7.1 million, respectively. Selling, general and administrative expenses were reduced by $0.2 million and $0.5 million for the thirteen weeks and thirty-nine weeks ended September 30, 2005 to conform with EITF 00-10.

4. Notes Payable, Revolving Credit Agreement and Long-term Debt

Long-term debt at September 29, 2006 and December 30, 2005 consisted of the following (in thousands):

	September 29, 2006	December 30, 2005
Senior notes due 2011	$140,200	$144,200

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

In the Indenture related to the 9 1/2% Senior Notes due 2011, the Company agreed to covenants that limit it and its restricted subsidiaries’ (i.e., Projecta B.V., Procolor S.A.S.) ability, among other things, to: (a) incur additional debt and issue preferred stock, (b) pay dividends, acquire shares of capital stock, make payments on subordinated debt or make investments, (c) place limitations on distributions from restricted subsidiaries, (d) issue or sell capital stock of restricted subsidiaries, (e) issue guarantees, (f) sell or exchange assets, (g) enter into transactions with stockholders and affiliates, (h) create liens and (i) effect mergers. In addition, if a change of control occurs, each holder of Notes will have the right to require the Company to repurchase all or part of the holder’s Notes at a price equal to 101% of their principal amount, plus any accrued interest to the date of purchase. The Company was in compliance with all covenants at September 29, 2006 and December 30, 2005.

The Company has an unsecured revolving credit facility that expires in April 2008 with maximum possible borrowings equal to $10.0 million which replaced the $5.0 million revolving credit facility that expired in May 2006. At September 29, 2006 and December 30, 2005, the Company had no outstanding balances under these lines of credit. Interest on outstanding borrowings related to the $10.0 million line of credit is calculated at the prime rate, which was 8.25% on September 29, 2006.

The Company’s Dutch subsidiary, Projecta, has an overdraft line of credit with maximum possible borrowings equal to 1.5 million Euros. Interest on outstanding borrowings related to this line of credit is calculated at the Fortis basic rate plus 1.50%, the sum of which was 5.25% on September 29, 2006. At September 29, 2006 and December 30, 2005, Projecta had no outstanding balances under this line of credit.

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

The stock option activity and weighted average exercise prices follow:

	Year to Date
	Options	Exercise Price	Aggregate Intrinsic Value (in thousands)
Outstanding at December 30, 2005	153	$16,530
Exercised	(9)	9,362

Outstanding at September 29, 2006	144	$16,978	$2,150

Exercisable at September 29, 2006	142	$17,091	$2,104

6. Inventories

The Company accounts for its inventory at the lower of cost or market using the first-in, first-out (FIFO) method. Inventory at September 29, 2006 and December 31, 2005 is comprised of the following (in thousands):

	September 29, 2006	December 30, 2005
Raw materials	$7,596	$7,030
Work in progress	2,293	1,651
Finished goods	3,357	3,514

	$13,246	$12,195

7. Comprehensive Income

The changes in the components of comprehensive income are as follows for the periods ended (in thousands):

	13 Weeks Ended September 29, 2006	13 Weeks Ended September 30, 2005	39 weeks Ended September 29, 2006	39 weeks Ended September 30, 2005
Net income	$8,366	$8,826	$24,421	$24,261
Other comprehensive income:
Cumulative foreign exchange translation adjustments	(135)	(74)	1,479	(2,424)

Total comprehensive income	$8,231	$8,752	$25,900	$21,837

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

Operating cash flow is the measure reported to the chief operating decision maker for use in assessing segment performance and allocating resources. Operating cash flow for segment reporting is net sales less operating costs and does not include depreciation and amortization, interest expense or minority interest. The Company does not allocate costs between segments.

The following table presents financial information by segment for the periods stated (in thousands):

	13 Weeks Ended September 29, 2006	13 Weeks Ended September 30, 2005	39 weeks Ended September 29, 2006	39 weeks Ended September 30, 2005
Net sales:
United States	$36,667	$36,421	$108,397	$107,716
Europe	6,044	5,499	20,657	18,158

Total net sales	$42,711	$41,920	$129,054	$125,874

Operating income:
United States	$11,053	$11,883	$32,913	$33,491
Europe	1,054	906	3,686	2,846

Total operating income	$12,107	$12,789	$36,599	$36,337

	September 29, 2006	December 30, 2005
Total assets
United States	$72,090	$69,662
Europe	23,489	23,427

Total assets	$95,579	$93,089

Total liabilities
United States	$151,380	$151,203
Europe	4,189	4,524

Total liabilities	$155,569	$155,727

9. Commitments and Contingencies

On May 19, 2006, Draper, Inc. (“Draper”), a competitor of the Company, filed an action entitled Draper, Inc. v. Da-Lite Screen Company, Inc. and Stewart Filmscreen Corporation in the United States District Court for the Southern District of Indiana, Indianapolis Division. The complaint, as amended, alleges that certain projection screens manufactured by the Company and Stewart Filmscreen Corporation, another competitor of the Company, infringe patents issued to Draper, and seeks unspecified damages and injunctive relief. The Company has filed an amended answer denying the allegations and asserting eight affirmative defenses. The defenses include: non-infringement, invalidity based on prior art, and unenforceability because of inequitable conduct in procuring at least some of the patents in suit. The Company believes that it has good defenses to this suit and intends to vigorously defend this action.

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

However, the results of legal proceedings cannot be predicted with certainty. Should the Company fail to prevail in legal matters, it is possible that its results of operations or financial condition could be materially adversely affected.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Forward Looking Statements

This quarterly report on Form 10-Q contains certain statements that may be deemed to be forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. All statements, other than statements of historical facts, included in this report are forward-looking statements. When used in this report, the words “may,” “will,” “should,” “would,” “anticipate,” “estimate,” “expect,” “plan,” “believe,” “predict,” “potential,” “intend,” and similar expressions are intended to identify forward-looking statements. Forward-looking statements are subject to risks and uncertainties that could cause actual results to differ materially from those projected. These risks and uncertainties include, but are not limited to, changes in sales or industry trends, competition, retention of senior management and other key personnel, availability of materials or components, ability to make continued product innovations, casualty or work stoppages at the Company’s facilities, adverse results of lawsuits against the Company and currency exchange rates. Forward-looking statements are based on assumptions and assessments made by the Company’s management in light of their experience and their perception of historical trends, current conditions, expected future developments and other factors they believe to be appropriate. Readers of this report are cautioned not to place undue reliance on these forward-looking statements, as there can be no assurance that these forward-looking statements will prove to be accurate. Management undertakes no obligation to update any forward-looking statements. This cautionary statement is applicable to all forward-looking statements contained in this report.

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

Critical Accounting Policies

Da-Lite’s critical accounting policies are summarized in the Company’s Annual Report on Form 10K for the year ended December 30, 2005. As of September 29, 2006, the Company’s critical accounting policies had not changed from December 30, 2005.

Results of Operations

Thirteen Weeks Ended September 29, 2006, Compared with Thirteen Weeks Ended September 30, 2005

Net Sales. Net sales were $42.7 million for the 13 weeks ended September 29, 2006, as compared to $41.9 million for the 13 weeks ended September 30, 2005, an increase of $0.8 million or 1.9%. Net sales by the Company’s United States (U.S.) operations increased 0.7%. In the U.S., electric screen sales increased $0.9 million primarily because demand for the Company’s core business of electrically operated screens with viewing surfaces measuring 100 inches in diagonal and above continues to grow. Wall screen sales decreased $0.3 million and were likely impacted by a slowdown in the housing market that has reduced the demand for the Company’s products used in home cinemas. Portable screen sales decreased $0.2 million and sales of other products decreased $0.2 million from 2005 levels. The decrease in sales of other products was a result of lower sales of screen fabric. Net sales from the Company’s European subsidiaries increased by $0.5 million or 9.9%, with the stronger Euro accounting for $0.3 million of the overall increase. The increase in Europe resulted from an improvement in economic outlook for key customers.

Cost of Sales. The cost of sales was $26.5 million for the 13 weeks ended September 29, 2006, as compared to $25.2 million for the 13 weeks ended September 30, 2005, an increase of $1.3 million, or 5.2%. As a percentage of net sales, the cost of sales represented 62.1% and 60.2% for the 13 weeks ended September 29, 2006 and for the 13 weeks ended September 30, 2005, respectively. This constitutes a 1.9 percentage-point reduction in margin. Margins at our U.S. facilities decreased 2.7 points due to a decrease in the custom engineered and complementary audiovisual products margins and an increase in commodity costs. Margins at our European operations increased 0.6 points reflecting the increase in product volumes.

Selling, General and Administrative Expenses. Selling, general and administrative expenses were $4.1 million for the 13 weeks ended September 29, 2006, as compared to $3.9 million for the 13 weeks ended September 30, 2005. Selling, general and administrative expenses in the U.S. increased $0.1 million as increases in legal fees related to patent litigation were partially offset by decreases in Sarbanes-Oxley preparation expenses and bad debts. Selling, general and administrative expenses in Europe increased $0.1 million as a result of increased spending in operating costs.

Interest. Interest expense totaled $3.4 million for the 13 weeks ended September 29, 2006, as compared to $3.7 million for the 13 weeks ended September 30, 2005, a decrease of $0.3 million. The decrease was a result of a reduction in the outstanding amount of the 9 1/2% Senior Notes due 2011 issued in May 2004.

Miscellaneous, net. Miscellaneous, net was income of $0.1 million for the 13 weeks ended September 29, 2006, as compared to $0.0 million for the 13 weeks ended September 30, 2005, an improvement of $0.1 million.

Income Taxes. As a subchapter S corporation for United States tax purposes, the Company is generally not subject to United States federal and state income taxation. Rather, the Company’s income, gains, losses, deductions and credits flow through to its stockholders and the Company makes distributions to them to meet their tax obligations at an assumed maximum federal and state tax rate (based on the state with the highest tax rate in which any of the Company’s stockholders reside). This assumed rate was 40.4% for the 13 weeks ended September 29, 2006 and for the 13 weeks ended September 30, 2005. The Company pays foreign income taxes on the earnings of its European subsidiaries.

Net Income. As a result of the aforementioned factors, net income decreased $0.4 million from $8.8 million for the 13 weeks ended September 30, 2005 to $8.4 million for the 13 weeks ended September 29, 2006.

Thirty-nine Weeks Ended September 29, 2006, Compared with Thirty-nine Weeks Ended September 30, 2005

Net Sales. Net sales were $129.1 million for the 39 weeks ended September 29, 2006, as compared to $125.9 million for the 39 weeks ended September 30, 2005, an increase of $3.2 million or 2.5%. Net sales by the Company’s United States (U.S.) operations increased 0.6%. In the U.S., electric screen sales increased $3.0 million primarily because demand for the Company’s core business of electrically operated screens with viewing surfaces measuring 100 inches in diagonal and above continues to grow. Wall screen sales decreased $0.9 million and were likely impacted by a slowdown in the housing market that has reduced the demand for the Company’s products used in home cinemas. Portable screen sales decreased $0.7 million and sales of other products decreased $0.7 million from 2005 levels. The decrease in sales of other products was a result of lower sales of screen fabric. Net sales from the Company’s European subsidiaries increased by $2.5 million or 13.8%, with the weaker Euro offsetting $0.3 million of the overall increase. The increase in Europe resulted from an improvement in economic outlook for key customers as well as an increase in demand for screens leading up to the World Cup soccer event.

Cost of Sales. The cost of sales was $78.4 million for the 39 weeks ended September 29, 2006, as compared to $76.4 million for the 39 weeks ended September 30, 2005, an increase of $2.0 million, or 2.6%. As a percentage of net sales, the cost of sales represented 60.8% and 60.7% for the 39 weeks ended September 29, 2006 and the 39 weeks ended September 30, 2005, respectively. This constitutes a 0.1 percentage-point reduction in margin. Margins at our U.S. facilities decreased 0.8 points due to a decrease in the custom engineered and complementary audiovisual products margins. Margins at our European operation increased 1.6 points reflecting the increase in product volume.

Selling, General and Administrative Expenses. Selling, general and administrative expenses were $14.0 million for the 39 weeks ended September 29, 2006, as compared to $13.1 million for the 39 weeks ended September 30, 2005. Selling, general and administrative expenses in the U.S. increased $0.4 million. Increases in legal fees related to patent litigation and bad debt expense offset a decrease associated with Sarbanes-Oxley preparation expense. Selling, general and administrative expenses in Europe increased $0.5 million as a result of increased spending in marketing programs and other operating costs.

Interest. Interest expense totaled $10.4 million for the 39 weeks ended September 29, 2006, as compared to $11.1 million for the 39 weeks ended September 30, 2005, a decrease of $0.7 million. The decrease was a result of a reduction in the outstanding amount of the 9 1/2% Senior Notes due 2011 issued in May 2004.

Miscellaneous, net. Miscellaneous, net was $0.4 million for the 39 weeks ended September 29, 2006, as compared to $0.1 million for the 39 weeks ended September 30, 2005, an increase of $0.3 million. The increase was primarily due to the premium of $0.3 million paid to retire $4.0 million of the Company’s 9 1/2% senior notes in May 2006.

Income Taxes. As a subchapter S corporation for United States tax purposes, the Company is generally not subject to United States federal and state income taxation. Rather, the Company’s income, gains, losses, deductions and credits flow through to its stockholders and the Company makes distributions to them to meet their tax obligations at an assumed maximum federal and state tax rate

(based on the state with the highest tax rate in which any of the Company’s stockholders reside). This assumed rate was 40.4% for the 39 weeks ended September 29, 2006 and for the 39 weeks ended September 30, 2005. The Company pays foreign income taxes on the earnings of its European subsidiaries.

Net Income. As a result of the aforementioned factors, net income increased $0.1 million from $24.3 million for the 39 weeks ended September 30, 2005 to $24.4 million for the 39 weeks ended September 29, 2006.

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

Management believes the principal indicators of the Company’s liquidity are its cash position, remaining availability under its bank credit facilities and its excess working capital. At September 29, 2006, the Company’s cash position was $13.8 million, an increase of $1.3 million from December 30, 2005. Additionally, the Company had an unsecured revolving credit facility, with maximum possible borrowings equal to $10.0 million, which expires in April 2008. Interest on any outstanding borrowings related to this line of credit is calculated at the prime rate, which was 8.25% on September 29, 2006. At September 29, 2006, the Company had no outstanding balances under this line of credit. Da-Lite’s working capital position increased to $31.7 million (including $13.8 million of cash and cash equivalents) at September 29, 2006, from $31.3 million (including $12.5 million of cash and cash equivalents) at December 30, 2005.

The Company’s Dutch subsidiary, Projecta, has an overdraft line of credit, with maximum possible borrowings equal to 1.5 million Euros. Interest on outstanding borrowings related to this line of credit is calculated at the Fortis Basic Rate plus 1.50%, the sum of which was 5.25% on September 29, 2006. At September 29, 2006 and December 30, 2005, Projecta had no outstanding balances under this line of credit.

Cash Flows

For the first three quarters of 2006, cash provided by operating activities was $28.9 million, as compared to $27.9 million during the first three quarters of 2005, an increase of $1.0 million or 3.7%. Cash used in investing activities was $0.5 million during the first three quarters of 2006, as compared to $2.0 million during the first three quarters of 2005. Cash used for investing activities in 2006 was significantly offset by the proceeds from the sale of the prior manufacturing facility in the Netherlands. All of the expenditures in 2005 were related to the purchase of property, plant and equipment. Cash used in financing activities was $27.3 million during the first three quarters of 2006, as compared to $19.2 million during the first three quarters of 2005. The increase in cash used for financing activities in 2006 was related to payments to retire $4.0 million of the Company’s 9 1/2% senior notes in May 2006 and distributions to shareholders.

Capital Expenditures

Capital expenditures were $1.8 million during the first three quarters of 2006 compared to $2.0 million during the first three quarters of 2005. The Company’s management currently expects to spend approximately $2.5 million on capital expenditures in 2006 using cash generated from operations.

Contractual Obligations

The following table sets forth, as of September 29, 2006, certain of the Company’s contractual obligations:

	Payments due by period
Contractual Obligations	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
	(in millions)
Interest and principal payments for senior debt	$206.8	13.3	26.6	166.9	—
Self-insurance letter of credit	0.5	0.5	—	—	—

Total	$207.3	13.8	26.6	166.9	—

Distributions

As a subchapter S corporation under the Internal Revenue Code of 1986, Da-Lite is not subject to U.S. federal income taxes. Instead, such taxes are payable by Da-Lite’s stockholders. Distributions are made by Da-Lite to its stockholders to pay estimated taxes relating to taxable income allocated to them by the Company on a quarterly basis. Tax related distributions were $3.0 million and $13.0 million in the third quarter of 2006 and the first three quarters of 2006, respectively.

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

The Company’s sales are not materially dependent on a single customer or a small group of customers. No one individual customer balance represented more than 5% of the Company’s total outstanding receivables as of September 29, 2006. Credit risk associated with the Company’s receivables is representative of the geographic, industry and customer diversity associated with the Company’s global business.

The Company also maintains credit controls for evaluating and granting customer credit. As a result, the Company may require that customers provide some type of financial guarantee in certain circumstances.

Foreign Currency Risk

Da-Lite routinely uses forward exchange contracts to economically hedge raw material purchases from vendors outside of the country of purchase.

Interest Rate Risk

The Company has two credit facilities available for general corporate purposes that are subject to variable interest rates. Interest related to any outstanding balances on the Company’s $10.0 million revolving credit facility in the U.S. is calculated at the prime rate, which was 8.25% on September 29, 2006. At September 29, 2006, the Company had no outstanding balances under this revolving credit facility. Interest on outstanding borrowings in Europe, related to Projecta’s overdraft line of credit, is calculated at the Fortis Basic Rate plus 1.50%, the sum of which was 5.25% on September 29, 2006. At September 29, 2006, Projecta had no outstanding balances under this credit facility.

At September 29, 2006, the Company had $140.2 million in fixed-rate long-term debt outstanding. There is no interest rate risk associated with the Company’s fixed rate debt. The fair market value of the fixed-rate debt (based on discounted cash flows reflecting borrowing rates currently available for debt with similar terms and maturities) varies with fluctuations in interest rates. A 10% decrease in interest rates would have changed the fair market value of the fixed-rate debt to approximately $154 million from the fair value of approximately $148 million at September 29, 2006. Note that financial instruments are described as cash or contractual obligations or rights to pay or receive cash. The fair value of all other financial instruments approximates the carrying value because of the short-term maturity of these instruments.

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

PART II

OTHER INFORMATION

Item 1. Legal Proceedings

On May 19, 2006, Draper, Inc. (“Draper”), a competitor of the Company, filed an action entitled Draper, Inc. v. Da-Lite Screen Company, Inc. and Stewart Filmscreen Corporation in the United States District Court for the Southern District of Indiana, Indianapolis Division. The complaint, as amended, alleges that certain projection screens manufactured by the Company and Stewart Filmscreen Corporation, another competitor of the Company, infringe patents issued to Draper, and seeks unspecified damages and injunctive relief. The Company has filed an amended answer denying the allegations and asserting eight affirmative defenses. The defenses include: non-infringement, invalidity based on prior art, and unenforceability because of inequitable conduct in procuring at least some of the patents in suit. The Company believes that it has good defenses to this suit and intends to vigorously defend this action. The results of legal proceedings cannot be predicted with certainty, and it is possible that a failure of the Company to prevail in this action could have a material adverse effect on its results of operations or financial condition.

Item 1A. Risk Factors

In addition to the risk factors previously disclosed in the Company’s Form 10-K, the following are important factors which could cause actual results or events to differ materially from those contained in any forward looking statements made by or on behalf of the Company.

The results of legal proceedings cannot be predicted with certainty. Should the Company fail to prevail in legal matters, it is possible that its results of operations or financial condition could be materially adversely affected.

The Company is subject to certain legal proceedings and claims that have arisen in the ordinary course of business and which have not been fully adjudicated. These legal matters could have a materially adverse effect on the Company’s financial condition, liquidity or results of operations should the Company fail to prevail in any of these legal proceedings or claims.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

During the third quarter of 2006, the Company repurchased 6.0 shares from stockholders. These transactions were exempt from registration pursuant to, among other things, Section 4(2) of the Securities Act of 1933, as amended.

Item 4. Submission of Matters to a Vote of Security Holders.

Our annual meeting of shareholders was held on July 18, 2006. Set forth below are the matters that were presented to and voted upon by our shareholders, and the results of such shareholders’ votes.

Election of directors.

Nominee	Votes For	Votes Withheld
James S. Cownie	5,309.13	—

James M. Hoak	5,309.13	—

Wayne Kern	5,309.13	—

Richard E. Lundin	5,309.13	—

David J. Lundquist	5,309.13	—

David N. Walthall	5,309.13	—

Item 6. Exhibits

Exhibit No.	Description
31.1	Certification of CEO pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of CFO pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of CEO pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of CFO pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DA-LITE SCREEN COMPANY, INC. (Registrant)

By:	/s/ Jerry C. Young
Jerry C. Young
Vice President – Finance and Chief Financial Officer (Principal Financial and Accounting Officer)

Date: October 31, 2006

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