Form 10-K
period 2006-12-29
DA-LITE SCREEN CO INC
filed 2007-03-23
CIK 881665

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 29, 2006

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

As of March 23, 2007, there were 5,359.12 shares of the registrant’s common stock outstanding (all of which are privately owned and are not traded on any public market).

i

PART I

Item 1.	Business.

Da-Lite Screen Company, Inc. (together with all its subsidiaries, the “Company” or “Da-Lite”) is the world’s leading manufacturer and distributor of projection screens based on internal estimates of market share. Da-Lite’s comprehensive product line includes a variety of front and rear projection screens, custom engineered rear projection systems and certain associated products such as lecterns, easels, audio visual carts, monitor mounts and brackets for flat panel displays. By building on its 98 year history in the projection screen business, its reputation for delivering high-quality products and by providing its customers with exceptional service, the Company believes that it has the largest market share and has developed the most highly regarded brand name in the industry.

Da-Lite operates manufacturing facilities in both the United States and Europe and its products are sold through an extensive sales and distribution network in over 100 countries. The Company generated net sales and income before income taxes and minority interest of $169.8 million and $33.3 million, respectively, in 2006. Net sales and income before income taxes and minority interest were $165.6 million and $32.2 million, respectively, in 2005.

Market Overview

Da-Lite designs, manufactures and distributes certain equipment used in large-scale audio visual presentation systems. The audio visual industry spans a number of markets, including Business, Consumer/Home Theater, Hospitality, Education, Government, Houses of Worship and other institutions that use large visual displays for a variety of purposes.

The Business market is the most important driver of success for the industry as a whole and is the Company’s most significant customer group. Recent growth in the Business market can be attributed to the increased use of presentation software and other visual presentation tools in the workplace. Additionally, the declining prices of high output projectors has stimulated a growing number of businesses to equip their facilities with new audio visual systems or to retrofit their existing systems with improved equipment.

The Consumer/Home Theater market is a small but important part of the Company’s revenue. The use of high resolution digital projectors, the increased availability of high quality viewing media and greater affordability of system integration equipment has contributed to the growth in this sector. The growth has also been dependent upon a trend towards establishing dedicated multimedia spaces in private residences however a recent downturn in housing has caused a slowdown in this area of business.

The Hospitality market is expected to grow as audio visual presentations become more popular in conference venues and as high output digital projectors become more portable.

The Education industry has traditionally been an important customer for the audio visual equipment industry. Growth in this market is expected to continue as audio visual presentation tools become standard equipment in classrooms.

Sales to Government accounts have largely followed trends in government spending.

The Houses of Worship market is developing into a significant new area of growth as traditionally used communication materials such as bound paper hymnals and other printed matter are being augmented or replaced by modern audio visual systems.

International markets are important to the Company. Asia, Europe, Latin America and the Middle East are expanding their use of large-scale audio visual presentation systems.

Competitive Strengths

Da-Lite believes that its competitive strengths include the following:

•

High Quality and Broad Product Line. The Company believes that it leads the industry with the quality and breadth of its product line and that it offers its customers more choices of projection screen surfaces and screen sizes than its competitors. Da-Lite is recognized for developing new projection screen surfaces that enable customers to take advantage of the latest developments in projector technology and for introducing product features that add new levels of user convenience. The Company also manufactures and distributes other presentation products such as lecterns, easels, audio visual carts, monitor mounts and brackets for plasma and other flat panel displays. The Company’s extensive product line allows customers to meet a variety of their projection screen and presentation needs from a single source.

•

Strong Brands. The Company believes that the Da-Lite® brand is the leading name in the projection screen industry and the Company is dedicated to maintaining its position by demonstrating industry leadership in product development, customer service and education. The Company has a number of other recognized brands, including Projecta® (projection screens and support furniture), Procolor® (projection screens), Fast-Fold® (portable screens), Oravisual® (easels and lecterns), Polacoat® (rear projection screens) and Advance Products® (audio visual carts, monitor mounts and brackets for flat panel displays).

•

Excellent Customer Service and Support. Da-Lite offers excellent customer support through a dedicated staff of product specialists to assist dealers and users in meeting their presentation needs. Da-Lite’s product specialists are required to be certified by the International Communications Industries Association, Inc.® (ICIA®).

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

Company History

Da-Lite is the successor to a business founded in Chicago in 1909 to manufacture projection screens primarily for the motion picture industry. The founder, Adele DeBerri, developed a silver painted canvas projection screen that quickly became the standard for the industry. Da-Lite expanded rapidly in the 1950’s and emerged as the preeminent manufacturer of projection screens in the world by developing the largest network of photographic distributors and dealers in the industry. The Company pioneered many innovations including the first tripod screen, electrically operated screen, perforated screen, glass beaded screen and rear projection screen. In 1957, a core group of 40 employees relocated from Chicago to Warsaw, Indiana where the Company continues to maintain its headquarters.

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

In 1991, the Company acquired Projecta B.V., a European screen and audio visual furniture company. Two years later, it acquired Uni-Screen, a producer of home theater screens. In 1995, the Company purchased the Advance Products Company, Inc., an audio visual cart, monitor mount and projector table company. The Company acquired Visual Structures, Inc., a video wall and rear screen support structure company, in 1999. Da-Lite subsequently disposed of Visual Structures’ video wall activities and consolidated the rear screen support operations into its other operations. In 2001, the Company made its most recent acquisition by purchasing Procolor, a French projection screen manufacturer which further expanded Da-Lite’s European presence.

Products

Da-Lite’s core business is the manufacturing of projection screens that are used in conjunction with projectors manufactured by other companies. The Company’s projection screens can be found in a variety of settings including: conference rooms, training facilities, educational institutions, entertainment venues, meeting rooms, worship centers and private homes. The Company does not typically manufacture projection screens for use in movie theaters. Screen sales, which accounted for approximately 84%, 83% and 83% of the Company’s net sales in 2006, 2005 and 2004, respectively, can be divided into three broad categories (i.e. electric, wall and portable), which can be further divided into 18 different screen surfaces tailored to meet a variety of projection and viewing requirements. Da-Lite has developed several new screen surfaces in recent years that have different characteristics with respect to the reflectivity of light, the resolution of a projected image and the size of the image viewing angle to suit the changing capabilities of projection systems. Da-Lite’s standard product catalog lists projection screens ranging in size from 40 inches by 40 inches, on the small end, to 60 feet by 90 feet, on the large end. Larger or specially shaped screens are produced on a custom order basis. Da-Lite believes that its flexible and vertically integrated manufacturing processes allow it to deliver products to its customers more efficiently than its competitors.

Electric Screens. Electrically operated screens are usually found in business meeting rooms, educational institutions, worship centers and in home theater applications. These products use a motorized roller system to raise or lower the viewing surface from a case and have the ability to be concealed in the ceiling or hung at the top of a wall. Electric screens accounted for approximately 40%, 37% and 35% of the Company’s net sales in 2006, 2005 and 2004, respectively.

Wall Screens. Wall screens are typically found in business meeting rooms, in educational institutions and in home theater applications. Wall screens are normally mounted on an exposed wall surface and may either be retractable or attached to a fixed frame. Wall screens accounted for approximately 21%, 22% and 22% of the Company’s net sales in 2006, 2005 and 2004, respectively.

Portable Screens. The Fast-Fold® line of portable screens are most often used in hotel meeting rooms, entertainment venues and other situations that require easy setup and quick removal. The Company’s other portable screens include Insta-Theater® screens which rise from the floor or can be placed on a table and freestanding tripod screens. Portable screens accounted for approximately 21%, 22% and 22% of the Company’s net sales in 2006, 2005 and 2004, respectively.

Screen Materials. Da-Lite manufactures screen materials used to assemble many of the Company’s branded products and sells a percentage of its supply to the marketplace as a non-branded product. The Company’s management believes that this in-house capability provides a cost advantage in the projection screen industry. Sales of screen materials accounted for approximately 2%, 3% and 4% of its net sales in 2006, 2005 and 2004, respectively.

Other. The Company produces custom engineered rear projection systems and also manufactures a number of complementary products, including audio visual carts, monitor mounts, brackets for flat panel displays, easels, multi-media support furniture and lecterns. These items allow Da-Lite to offer a complete product line that enables customers to satisfy many of their audio visual peripheral needs from a single source. Sales of other products and freight accounted for approximately 16%, 16% and 17% of the Company’s net sales in 2006, 2005 and 2004, respectively. This category includes amounts billed to customers for shipping in conformity with Emerging Issues Task Force (EITF) Issue No. 00-10, Accounting for Shipping and Handling Fees and Costs.

Note 7 of the notes to the Company’s consolidated financial statements included in Item 8 of this report contains information regarding Da-Lite’s two reporting segments, the United States and Europe.

Distribution and Customers

Da-Lite currently sells its products to more than 7,500 dealers or distributors in over 100 countries around the world. The Company generally does not sell its products directly to end users. Furthermore, the Company has a broad customer base with no customer accounting for more than 2% of net sales in 2006 and with the Company’s top ten customers accounting for approximately 11% of net sales in 2006. Da-Lite’s wide product offering enables customers to consolidate purchasing requirements by using the Company as their main supplier for a variety of items.

In the United States, the Company sells primarily through nonexclusive dealers, such as traditional audio visual resellers who sell products to end users. Outside of the United States, the Company sells to distributors who in turn sell to local dealers in their respective countries.

Sales and Marketing

The Company believes that the Da-Lite® brand is the leading name in the projection screen industry and the Company is dedicated to maintaining its position by demonstrating leadership in product development, customer service and education. The Company also has a number of other recognized brands, including Projecta® (projection screens and support furniture), Procolor® (projection screens), Fast-Fold® (portable screens), Oravisual® (easels and lecterns), Polacoat® (rear projection screens) and Advance Products® (audio visual carts and monitor mounts). Da-Lite is recognized by the International Communications Industries Association, Inc.® (ICIA®) as a Certified Audio Visual Solutions Provider, the industry standard certification for companies in the professional audio visual industry.

Sales. The Company’s Sales division is categorized into five groups:

The Commercial Sales group is responsible for sales to the corporate market in the United States, Canada and South and Central America. The group consists of sales consultants who assist the Company’s dealers with sales training, introduce new products and perform after sales service in their defined territories. Sales consultants also present the Company’s product offerings to architects and building contractors who may be in positions to make purchasing decisions. The Company’s sales consultants are Da-Lite employees and are compensated through a monthly commission based upon payments received for products shipped to their respective territories.

The Home Theater Sales group consists of independent representatives located in the United States and Canada who specialize in the sale of projection screens and other products related to home theaters. These representatives, unlike the sales consultants in the Commercial Sales group, are not the Company’s employees and are compensated on a commission basis.

The International Sales team is responsible for managing the Company’s foreign distributors in Europe, Asia, Mexico, the Middle East and Africa. Da-Lite sells products to distributors operating in these regions who, in turn, market the Company’s products to local dealers.

The Bids and Quotes group is responsible for working with dealers on major projects.

The Internal Customer Service group is located in the Company’s Warsaw facility. Da-Lite’s product specialists receive extensive customer service and product application training and are required to be ICIA® certified to help ensure that they have sufficient knowledge to handle customer inquiries.

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

Trade shows are a key tool for audio visual companies to stay abreast of the most recent market developments. The Company utilizes state-of-the-art display booths at trade shows throughout the year to promote its products to customers and other members of the audio visual industry.

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

Suppliers

The Company has developed strong relationships with a global network of suppliers and relies on these relationships to ensure that high quality inputs are delivered in a timely manner. The Company’s principal purchased components include fabric, fabric substrates, chemicals and coatings used for screen surfaces, motors to operate electric screens, aluminum, packaging materials and steel. The Company actively evaluates its total supply chain costs and develops sourcing opportunities in various parts of the world to obtain the highest quality inputs for production and to manage the Company’s costs. In some cases, the Company relies on a limited number of suppliers for key components or materials especially with regard to one type of fabric substrate. If one or more of these suppliers were to terminate production or otherwise stop providing the Company with materials, the Company’s financial results could be adversely affected.

Competition

Da-Lite competes in the audio visual presentation equipment industry with a number of other manufacturers in the United States and overseas. On an international basis, the Company currently competes with two established projection screen manufacturers and a number of newer entrants from China and elsewhere. The Company also competes with a number of smaller companies in many of the local markets in which it is active. Although there are many manufacturers of projection screens, the Company believes that it has a substantially larger market share in projection screens than the nearest competitor. The Company believes that it is the leader in both North America and Europe and that no individual competitor has a leading position in Asia. Da-Lite believes that its reputation for quality, the breadth of its product line, its rapid delivery times, its customer support and its broad distribution network are key factors differentiating the Company from its competitors, some of whom compete primarily on price. The Company’s projection screens also compete, to a certain extent, with electronic devices such as large liquid crystal and plasma displays.

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

Employees

Employees are a key part of the Company’s success and the Company’s management believes that relationships with its employees are excellent. As of December 29, 2006, the Company had approximately 510 employees in the United States (U.S.) and 130 employees in its European facilities. None of the Company’s U.S. employees are represented by unions, and substantially all of the Company’s European employees are represented by unions. Management takes pride in developing a work environment that fosters a loyal culture with a focus on efficiency, quality and developing innovative methods to improve productivity. The Company has been able to avoid layoffs since 1991 and management believes this philosophy has instilled a collaborative and supportive environment that facilitates employee participation in improving productivity.

Available Information

Da-Lite is subject to the informational requirements of the Exchange Act. Therefore, we file periodic reports, proxy statements and other information with the Securities and Exchange Commission (“SEC”). Such reports, proxy statements and other information may be obtained by visiting the Public Reference Room of the SEC at 100 F Street, NE, Washington, DC 20549 or by calling the SEC at 1-800-SEC-0330. In addition, the SEC maintains an Internet site (http://www.sec.gov) that contains reports, proxy statements and other information required that issuers file electronically.

Da-Lite does not make its annual reports on Form 10-K, its quarterly reports on Form 10-Q, its current reports on Form 8-K and amendments to those reports available on its website.

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

The projection screen business is highly competitive with a number of competitors in the United States and internationally. Although management believes that the Company has a substantially larger global market share in projection screens than its nearest competitor, the Company currently competes on an international basis with two other substantial competitors and a number of newer entrants from China and elsewhere. The Company also competes with a number of smaller companies in many of its local markets. There is no assurance that existing or new competitors in the United States, Europe, Asia or elsewhere will not gain market share. The Company also faces competition to a certain extent from manufacturers of electronic devices such as large liquid crystal and plasma displays. There is no assurance that size, pricing or other improvements in these products or the development of new products will not result in increased competitive pressure. Any increased competition could adversely affect the Company’s financial performance.

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

Shortages of materials or components could adversely affect the Company’s results. In addition, there are certain materials and components, including one type of fabric substrate, as to which the Company has only a few suppliers. Any disruption in deliveries from these suppliers could hinder the Company’s ability to fulfill customer orders on a timely basis, which could adversely affect results.

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

Wichita Facility. The Wichita, Kansas plant is largely a metal fabrication facility that produces carts and stands, monitor mounts, easels and multi-media support furniture. Wichita also acts as a central distribution center for certain products.

Weert Facility. The Weert, Netherlands facility is a vertically integrated manufacturing plant that produces front projection screens, carts and stands, and multi-media support furniture under the Projecta® brand name. The Company completed the construction of the 160,000 square foot facility in September 2004 and uses this site to house its Dutch manufacturing and office personnel.

Patay Facility. The Company produces front projection screens at its Patay plant located south of Paris, France. These products are marketed under the Procolor® brand name.

Item 3.	Legal Proceedings.

On May 19, 2006, Draper, Inc. (“Draper”), a competitor of the Company, filed an action entitled Draper, Inc. v. Da-Lite Screen Company, Inc. and Stewart Filmscreen Corporation in the United States District Court for the Southern District of Indiana, Indianapolis Division. The complaint, as amended, alleges that certain projection screens manufactured by the Company and Stewart Filmscreen Corporation, another competitor of the Company, infringe patents issued to Draper, and seeks unspecified damages and injunctive relief. The Company has filed a second amended answer denying the allegations and asserting affirmative defenses. The defenses include: non-infringement, invalidity based on prior art, and unenforceability because of inequitable conduct in procuring at least some of the patents in suit. The Company believes that it has good defenses to this suit and intends to vigorously defend this action. The results of legal proceedings cannot be predicted with certainty, and it is possible that a failure of the Company to prevail in this action could have a material adverse effect on its results of operations or financial condition.

Item 4.	Submission of Matters to a Vote of Security Holders.

No matters were submitted to a vote of security holders during the fourth quarter ended December 29, 2006.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

As of December 29, 2006, there were 54 holders of record of the Company’s single-class of capital stock. No public trading market, or public exchange, for the Company’s common equity has been established.

As a subchapter S corporation under the Internal Revenue Code of 1986, distributions are made by Da-Lite to its shareholders to pay estimated taxes relating to taxable income allocated to them by the Company on a quarterly basis. Tax related distributions were $13.0 million and $10.9 million in 2006 and 2005, respectively.

The Company paid regular distributions to its shareholders in 2006 at the monthly rate of $200 per share or $1.1 million per month in the aggregate, subject to the covenants contained in the indenture related to its 9 1/2% senior unsecured notes due in May 2011. Regular monthly distributions were paid to the Company’s shareholders in 2005 at the monthly rate of $175 per share or $0.9 million in the aggregate.

Item 6.	Selected Financial Data.

The following tables set forth Da-Lite’s selected consolidated financial data. The selected consolidated financial data as of and for each of the years in the five-year period ended December 29, 2006 were derived from the Company’s audited consolidated financial statements.

	Year Ended (1)
	December 29, 2006	December 30, 2005	December 31, 2004		December 26, 2003	December 27, 2002
	(dollars in thousands)
Net sales	$169,827	$165,634	$162,166		$135,673	$122,734
Net income	31,634	30,815	31,194		28,604	24,409
Total assets	97,496	93,089	94,344		72,520	69,488
Total debt	140,200	144,200	150,200	(2)	17,850	28,500
Shareholders’ (deficit) equity	(55,219)	(62,638)	(68,556	)(2)	43,544	31,152

(1)	The Company uses a 52-week or 53-week fiscal year ending on the last Friday of December. The fiscal year ended December 31, 2004 was a 53-week year and all other fiscal years were 52-week years.
(2)

In the second quarter of 2004, the Company issued $160 million in principal amount of 9 1/2% senior notes due 2011 (the “9 1/2% senior notes”) and used the proceeds to retire approximately $15.0 million of outstanding indebtedness under a then existing credit facility, to pay a special distribution to shareholders of approximately $134.6 million and for general corporate purposes.

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

Outlook

Da-Lite believes that its primary competitive strengths continue to be the quality of its products, the breadth of its product line and its excellent customer service. The Company is focused on making the investments needed to maintain the high level of performance historically seen from its core business. Sales growth for 2007 is difficult to forecast because the Company does not operate with a significant order backlog.

Regular profit distributions to shareholders in 2007 have been issued at the monthly rate of $200 per share or $1.1 million per month in the aggregate, subject to the covenants contained in the indenture related to the Company’s 9 1/2% senior notes. The Company currently believes that cash generated from operations will be sufficient to cover its operating requirements, although there can be no assurances in this regard.

Results of Operations

Year Ended December 29, 2006 Compared with Year Ended December 30, 2005

Net Sales. Net sales were $169.8 million for 2006, as compared to net sales of $165.6 million for 2005, an increase of $4.2 million or 2.5%. Net sales by the Company’s United States (U.S.) operations increased 0.5%. In the U.S., electric screen sales increased $4.0 million primarily because demand for the Company’s core business of electrically operated screens with viewing surfaces measuring 100 inches in diagonal and above continues to grow. Wall screen sales decreased $1.7 million and were likely impacted by a slowdown in the housing market that has reduced the demand for the Company’s products used in home theaters. Portable screen sales decreased $0.5 million and sales of other products decreased $1.2 million from 2005 levels. The decrease in sales of other products was a result of lower sales of screen fabric. Net sales from the Company’s European subsidiaries increased by $3.6 million or 14.4%, with the stronger Euro accounting for $0.3 million of the overall increase. The increase in Europe resulted from an improvement in economic outlook for key customers as well as an increase in demand for screens leading up to the World Cup soccer event.

Cost of Sales. Cost of sales were $103.5 million for 2006, as compared to $100.8 million for 2005, an increase of $2.7 million or 2.7%. As a percentage of net sales, the cost of sales represented 60.9% and 60.8% for 2006 and 2005, respectively. This constitutes a 0.1 percentage point reduction in margin. Margins at our U.S. facilities decreased 0.6 percentage points due to a decrease in the custom engineered and complementary audiovisual products margins. Margins at our European operation increased 0.9 percentage points, reflecting the increase in product volume.

Selling, General and Administrative Expenses. Selling, general and administrative expenses were $18.7 million for 2006, as compared to $17.2 million for 2005. Selling, general and administrative expenses in the U.S. increased $0.8 million. Increases in legal fees related to patent litigation and bad debt expense more than offset a decrease associated with Sarbanes-Oxley preparation expense. Selling, general and administrative expenses in Europe increased $0.7 million as a result of increased spending in marketing programs and other operating costs.

Interest, net. Interest expense totaled $13.7 million for 2006, as compared to $14.8 million for 2005, a decrease of $1.1 million. The decrease was a result of a reduction in the outstanding amount of the 9 1/2% senior notes due 2011 issued in May 2004.

Miscellaneous, net. Miscellaneous, net was $0.6 million for 2006, as compared to $0.7 million for 2005, a decrease of $0.1 million. Miscellaneous, net consisted primarily of the premium paid to retire $4.0 million and $6.0 million of the Company’s 9 1/2% senior notes in the second quarter of 2006 and in the fourth quarter of 2005, respectively.

Income Taxes. As a subchapter S corporation for United States tax purposes, the Company is generally not subject to United States federal and state income taxation. Rather, the Company’s income, gains, losses, deductions and credits flow through to its shareholders and the Company makes distributions to them to meet their tax obligations at an assumed maximum federal and state tax rate (based on the state with the highest tax rate in which any of the Company’s shareholders reside). This assumed rate was 40.4% during 2006 and 2005. The Company pays foreign income taxes on the earnings of its European subsidiaries.

Net Income. As a result of the aforementioned factors, net income increased $0.8 million from $30.8 million in 2005 to $31.6 million in 2006.

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

Cost of Sales. Cost of sales were $100.8 million for 2005, as compared to $97.8 million for 2004, an increase of $3.0 million or 3.1%. As a percentage of net sales, the cost of sales represented 60.8% and 60.3% for 2005 and 2004, respectively. Margins at our U.S. facilities increased slightly. Margins at our European operations decreased as a result of lower product volumes, which led to unabsorbed overhead.

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

Management believes the principal indicators of the Company’s liquidity are its cash position (total cash and short-term investments), remaining availability under its bank credit facilities and its excess working capital. At December 29, 2006, the Company’s cash position was $16.9 million, an increase of $4.4 million from December 30, 2005. Additionally, the Company had an unsecured revolving credit facility, with maximum possible borrowings equal to $10.0 million, which expires in May 2008. Interest on any outstanding borrowings related to this line of credit is calculated at the prime rate, which was 8.25% on December 29, 2006. At December 29, 2006, the Company had no outstanding balances under this line of credit. Da-Lite’s working capital position increased to $36.6 million (including $16.9 million of total cash and short-term investments) at December 29, 2006, from $31.3 million (including $12.5 million of total cash and short-term investments) at December 30, 2005. The Company was in compliance with all covenants at December 29, 2006 and December 30, 2005.

The Company’s Dutch subsidiary, Projecta, has an overdraft line of credit, with maximum possible borrowings equal to 1.5 million Euros. Interest on outstanding borrowings related to this line of credit is calculated at the Fortis Basic Rate plus 1.50%, the sum of which was 5.75% on December 29, 2006. At December 29, 2006 and December 30, 2005, Projecta had no outstanding balances under this line of credit.

Cash Flows

Cash provided by operating activities in 2006 was $35.7 million, as compared to $34.1 million in 2005, an increase of $1.6 million or 4.5%. Cash provided by investing activities was $0.1 million in 2006, as compared to an use of $8.1 million in 2005. Cash provided by investing activities in 2006 resulted from $1.3 million of proceeds from the sale of the prior manufacturing facility in the Netherlands and a reduction in short-term investments of $1.0 million, which were substantially offset by capital expenditures of $2.2 million. In 2005, cash used for investing activities was for the purchase of short-term investments of $5.5 million and capital expenditures of $2.6 million. Cash used in financing activities was $30.5 million in 2006, as compared to $28.1 million in 2005. The increase in cash used for financing activities in 2006 was related to an increase of $2.1 million in distributions to shareholders to pay estimated taxes and an increase of $1.7 million in regular distributions to shareholders, partially offset by a reduction in payments to retire senior notes of $2.0 million.

Capital Expenditures

Capital expenditures were $2.2 million in 2006 and $2.6 million in 2005. Substantially all of the expenditures in 2006 and 2005 were related to machinery and equipment purchases. The Company’s management currently expects to spend approximately $2.5 million on capital expenditures in 2007 using cash generated from operations.

Contractual Obligations

The following table sets forth, as of December 29, 2006, certain of the Company’s contractual obligations:

	Payments due by period
Contractual Obligations	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
	(in millions)
Interest and principal payments for senior debt	$200.1	$13.3	$26.6	$160.2	$—

Self-insurance letter of credit	0.5	0.5	—	—	—

Total	$200.6	$13.8	$26.6	$160.2	$—

Distributions

As a subchapter S corporation under the Internal Revenue Code of 1986, distributions are made by Da-Lite to its shareholders to pay estimated taxes relating to taxable income allocated to them by the Company on a quarterly basis. Tax related distributions were $13.0 million in 2006 and $10.9 million in 2005.

The Company made regular distributions to its shareholders in 2006 at the monthly rate of $200 per share or $1.1 million per month in the aggregate, subject to the covenants contained in the indenture related to its 9 1/2% senior notes. Regular distributions to the Company’s shareholders in 2005 were issued at the monthly rate of $175 per share or $0.9 million in the aggregate. The Company has continued to make regular distributions to its shareholders in 2007 at the monthly rate of $200 per share or $1.1 million in the aggregate.

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

Revenue Recognition

The Company recognizes revenue when it has received an order from a customer, product has been shipped FOB shipping point, the sales price is fixed or determinable and the collectibility of sales price is reasonably assured. All amounts billed to customers in a sales transaction related to shipping and handling are recorded as revenue, and costs incurred by the Company for shipping and handling are recorded as cost of sales in conformity with Emerging Issues Task Force (EITF) Issue No. 00-10, Accounting for Shipping and Handling Fees and Costs.

Allowance for Doubtful Accounts

The financial status of customers is routinely checked and monitored by the Company when granting credit. The Company provides an allowance for doubtful accounts based upon historical experience and management’s estimate of amounts to be collected from past due accounts.

Goodwill

Goodwill represents the excess of purchase price over the fair value of identifiable net assets acquired. The Company applies the provisions of the Financial Accounting Standards Board (FASB) Statement of Financial Accounting Standards (SFAS) No. 142 and management tests goodwill for impairment to determine whether its carrying value exceeds its implied fair value at least annually, or when events or changes in circumstances occur. Management calculates the implied fair value based on an income and market approach. These calculations include estimates of discount rates and market value multiples. Management has determined that its goodwill was not impaired at December 29, 2006 and December 30, 2005. The change in the balance of goodwill from December 30, 2005 to December 29, 2006 is the result of foreign currency translation.

Recent Accounting Pronouncements

In September 2006, the FASB issued FASB Statement No. 157, Fair Value Measurement (SFAS 157). SFAS 157 addresses standardizing the measurement of fair value for companies who are required to use a fair value measure of recognition for recognition or disclosure purposes. The FASB defines fair value as “the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measure date.” The statement is effective for fiscal years beginning after November 15, 2007 and for interim periods within those fiscal years. The Company is required to adopt SFAS 157 beginning fiscal year 2008. The Company is currently evaluating the impact, if any, of SFAS 157 on its financial position, results of operations and cash flows.

In September 2006, the FASB issued FASB Statement No. 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans (SFAS 158). SFAS 158 requires companies to recognize the funded status of benefit pension and other postretirement plans as a net asset or liability in its financial statements. In addition, disclosure requirements related to such plans are affected by SFAS 158. The Company does not have a defined benefit pension plan, or other postretirement plans, and therefore the adoption of SFAS 158 did not have an affect on the results of operations.

In September 2006, the Securities and Exchange Commission (“SEC”) issued Staff Accounting Bulleting No. 108 (“SAB 108”), which provides interpretive guidance on how the effects of the carryover or reversal of prior year misstatements should be considered in quantifying a current year misstatement. The Company adopted SAB 108 at the end of fiscal year 2006 and the adoption of this statement did not have a material impact on the Company’s financial position or results of operations.

In June 2006, the FASB ratified Emerging Issues Task Force Issue No. 06-3 (EITF 06-3), How Taxes Collected from Customers and Remitted to Governmental Authorities Should be Presented in the Income Statement (That Is, Gross versus Net Presentation). EITF 06-3 applies to any tax assessed by a governmental authority that is directly imposed on a revenue-producing transaction between a seller and a customer. EITF 06-3 allows companies to present taxes either gross within revenue and expense or net. If taxes subject to this issue are significant, a company is required to disclose its accounting policy for presenting taxes and the amount of such taxes that are recognized on a gross basis. The Company currently presents such taxes net. EITF 06-3 is required to be adopted during the second quarter of fiscal 2007.

In June 2006, the Financial Accounting Standards Board issued FASB Interpretation No. (FIN) 48, Accounting for Uncertainty in Income Taxes - an interpretation of FASB Statement No. 109. FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on accounting for derecognition, interest, penalties, accounting in interim periods, disclosure and classification of matters related to uncertainty in income taxes, and transitional requirements upon adoption of FIN 48. FIN 48 is effective for fiscal years beginning after December 15, 2006 and the Company will adopt the provisions of FIN 48 in fiscal 2007. The Company does not expect that the adoption of FIN 48 will have a material impact on its consolidated financial position, results of operations or cash flows.

In February 2006, the FASB issued FASB Statement No. 155, Accounting for Certain Hybrid Financial Statements–an amendment to FASB Statements No. 133 and 140 (SFAS 155), that allows a preparer to elect fair value measurement at acquisition, at issuance, or when a previously unrecognized financial instrument is subject to a re-measurement (new basis) event, on an instrument-by-instrument basis, in cases in which a derivative would otherwise have to be bifurcated. It also eliminates the exemption from applying Statement 144 to interests in securitized financial assets so that similar instruments are accounted for similarly regardless of the form of the instruments. This Statement is effective for all financial instruments acquired or issued after the beginning of an entity’s first fiscal year that begins after September 15, 2006. The Company does not anticipate that the adoption of SFAS 155 will have an impact on the Company’s overall results of operations or financial position.

In December 2004, the FASB issued SFAS No. 123 (Revised 2004), Share-Based Payment (SFAS 123R), that revised FASB Statement No. 123, Accounting for Stock-Based Compensation and superseded APB Opinion No. 25, Accounting for Stock Issued to Employees, and its related implementation guidance. SFAS 123R focuses primarily on accounting for transactions in which an entity obtains employee services through share-based payment transactions. SFAS 123R requires a public entity to measure the cost of employee services received in exchange for the award of equity instruments based on the fair value of the award at the date of grant. The cost is recognized over the period during which an employee is required to provide services in exchange for the award. The Company adopted SFAS 123R on December 31, 2005 using the prospective method. The adoption of SFAS 123R did not have a material effect on the consolidated results of operations or financial position of the Company.

In November 2004, the FASB issued SFAS No. 151, Inventory Costs, an amendment of ARB No. 43, Chapter 4 which amends the guidance in Accounting Research Bulletin (ARB) No. 43, Chapter 4, "Inventory Pricing," to clarify the accounting for abnormal amounts of idle facility expense, freight, handling costs, and wasted material (spoilage). Paragraph 5 of ARB 43, Chapter 4, previously stated that "…under some circumstances, items such as idle facility expense, excessive spoilage, double freight, and rehandling costs may be so abnormal as to require treatment as current period charges…." SFAS 151 requires that those items be recognized as current period charges regardless of whether they meet the criterion of "so abnormal." In addition, SFAS 151 requires that allocation of fixed production overheads to the costs of conversion be based on the normal capacity of the production facilities. The Company adopted SFAS 151 in fiscal year 2006 and there was no material effect on the consolidated results of operations or financial position of the Company.

Selected Quarterly Financial Data (unaudited)

	First	Second	Third	Fourth
	(in thousands)
Year ended December 29, 2006
Net sales	$42,976	$43,367	$42,711	$40,773
Gross profit	17,321	17,138	16,173	15,687
Operating income	11,942	12,550	12,107	11,038
Income before income taxes and minority interest	8,457	8,454	8,821	7,616
Net income	8,084	7,971	8,366	7,213

Year ended December 30, 2005
Net sales	$41,915	$42,039	$41,920	$39,760
Gross profit	16,360	16,401	16,693	15,411
Operating income	11,774	11,774	12,789	11,326
Income before income taxes and minority interest	8,081	8,015	9,135	6,940
Net income	7,675	7,760	8,826	6,554

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk.

Concentration of Credit Risk

Financial instruments that potentially subject the Company to significant concentrations of credit risk consist primarily of cash, cash equivalents, short-term investments and accounts receivable. The Company maintains cash, cash equivalents, and short-term investments with well capitalized financial institutions.

The Company’s sales are not materially dependent on a single customer or a small group of customers. No one individual customer balance represented more than 4% of the Company’s total outstanding receivables as of December 29, 2006. Credit risk associated with the Company’s receivables is representative of the geographic, industry and customer diversity associated with the Company’s global business.

The Company also maintains credit controls for evaluating and granting customer credit. As a result, the Company may require that customers provide some type of financial guarantee in certain circumstances.

Foreign Currency Risk

Da-Lite routinely uses forward foreign currency exchange contracts to hedge raw material purchases from vendors outside of the country of purchase. Gains and losses on these contracts offset changes in the related foreign currency denominated costs. At December 29, 2006, the Company had open forward exchange contracts with a notional amount of $1.2 million. The fair value of these open forward exchange contracts was not material.

Interest Rate Risk

The Company has two credit facilities available for general corporate purposes that are subject to variable interest rates. Interest related to any outstanding balances on the Company’s $10.0 million revolving credit facility in the U.S. is calculated at the prime rate, which was 8.25% on December 29, 2006. At December 29, 2006, the Company had no outstanding balances under this revolving credit facility. Interest on outstanding borrowings in Europe, related to Projecta’s overdraft line of credit, is calculated at the Fortis Basic Rate plus 1.50%, the sum of which was 5.75% on December 29, 2006. At December 29, 2006, Projecta had no outstanding balances under this credit facility.

At December 29, 2006, the Company had $140.2 million in fixed-rate long-term debt outstanding. There is no interest rate risk associated with the Company’s fixed rate debt. The fair market value of the fixed-rate debt (based on discounted cash flows reflecting borrowing rates currently available for debt with similar terms and maturities) varies with fluctuations in interest rates. A 10% decrease in interest rates would have changed the fair market value of the fixed-rate debt to approximately $153.5 million from the fair value of approximately $148.0 million at December 29, 2006. Note that financial instruments are described as cash or contractual obligations or rights to pay or receive cash. The fair value of all other financial instruments approximates the carrying value because of the short-term maturity of these instruments.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of

Da-Lite Screen Company, Inc.

Warsaw, Indiana

We have audited the accompanying consolidated balance sheet of Da-Lite Screen Company, Inc. and subsidiaries (the "Company") as of December 29, 2006, and the related consolidated statement of operations, shareholders' (deficit) equity and comprehensive income, and cash flows for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Da-Lite Screen Company, Inc. and subsidiaries as of December 29, 2006, and the results of their operations and their cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.

/s/ DELOITTE & TOUCHE LLP

Indianapolis, IN

March 23, 2007

Report of Independent Registered Public Accounting Firm

The Board of Directors

Da-Lite Screen Company, Inc.:

We have audited the accompanying consolidated balance sheet of Da-Lite Screen Company, Inc. and subsidiaries (the Company) as of December 30, 2005, and the related consolidated statements of operations, stockholders’ (deficit) equity and comprehensive income, and cash flows for the years ended December 30, 2005 and December 31, 2004. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Da-Lite Screen Company, Inc. and subsidiaries as of December 30, 2005, and the results of their operations and their cash flows for the years ended December 30, 2005 and December 31, 2004, in conformity with U.S. generally accepted accounting principles.

/s/ KPMG LLP

Des Moines, Iowa

February 20, 2006

Item 8.	Financial Statements and Supplementary Data.

DA-LITE SCREEN COMPANY, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(Dollars in thousands, except par value amount)

	As of December 29, 2006	As of December 30, 2005
Assets
Current assets:
Cash and cash equivalents	$12,323	$7,008
Short-term investments	4,584	5,539

Total cash and short-term investments	16,907	12,547
Accounts receivable, less allowance for doubtful accounts of $533 in 2006 and $453 in 2005	16,620	16,492
Inventories	13,629	12,195
Prepaid expenses and other	667	439
Prepaid income taxes	136	179

Total current assets	47,959	41,852

Property, plant and equipment:
Land and land improvements	2,711	2,531
Buildings and building improvements	17,849	17,135
Machinery and equipment	27,284	25,538
Furniture and fixtures	8,632	7,581
Construction in-process	7	18

	56,483	52,803
Less accumulated depreciation	36,761	32,610

Net property, plant and equipment	19,722	20,193

Goodwill	26,454	25,851
Other assets, net	3,361	5,193

	$97,496	$93,089

Liabilities and Shareholders’ Deficit
Current liabilities:
Accounts payable	$4,388	$4,318

Accrued expenses:
Interest	1,656	1,754
Vacation	1,229	955
Other	4,130	3,540

Total accrued expenses	7,015	6,249

Total current liabilities	11,403	10,567
Long-term debt	140,200	144,200

Total liabilities	151,603	154,767

Minority interest	1,112	960

Commitments and contingencies (note 9)

Shareholders’ deficit:
Common stock, $1 par value. Authorized 1,000,000 shares; 10,686 shares issued and 5,364.12 and 5,371.62 shares outstanding in 2006 and 2005, respectively	11	11
Additional paid-in capital	618	574
Retained deficit	(34,479)	(40,036)
Accumulated other comprehensive income	2,750	439
Less treasury stock, 5,321.88 and 5,314.38 shares at cost in 2006 and 2005, respectively	(24,119)	(23,626)

Total shareholders’ deficit	(55,219)	(62,638)

	$97,496	$93,089

See accompanying notes to consolidated financial statements.

DA-LITE SCREEN COMPANY, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(Dollars in thousands)

	Year ended December 29, 2006	Year ended December 30, 2005	Year ended December 31, 2004
Net sales	$169,827	$165,634	$162,166
Cost of sales	103,508	100,769	97,774

Gross profit	66,319	64,865	64,392
Selling, general and administrative expenses	18,682	17,202	18,648

Operating income	47,637	47,663	45,744

Other expense:
Interest, net	13,726	14,758	10,785
Miscellaneous, net	563	734	1,140

Total other expense	14,289	15,492	11,925

Income before income taxes and minority interest	33,348	32,171	33,819
Income taxes	1,562	1,248	2,441
Minority interest	152	108	184

Net income	$31,634	$30,815	$31,194

See accompanying notes to consolidated financial statements.

DA-LITE SCREEN COMPANY, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ (DEFICIT) EQUITY AND

COMPREHENSIVE INCOME

(Dollars in thousands, except per share amounts)

	Common Stock	Additional paid-in capital	Retained (deficit) earnings	Accumulated other comprehensive (loss) income	Treasury stock	Total
Balance at December 26, 2003	$11	$11,172	$55,229	$1,156	$(24,024)	$43,544

Comprehensive income:
Net income	—	—	31,194	—	—	31,194
Other comprehensive income:
Foreign currency translation adjustments	—	—	—	1,845	—	1,845
Reversal of unrealized loss on expired derivative instrument	—	—	—	244	—	244

Total comprehensive income						33,283

Exercise of common stock options (140.4 shares)	—	2,361	—	—	615	2,976
Distributions to shareholders ($28,098.03 per share)	—	(13,303)	(135,056)	—	—	(148,359)

Balance at December 31, 2004	11	230	(48,633)	3,245	(23,409)	(68,556)

Comprehensive income:
Net income	—	—	30,815	—	—	30,815
Other comprehensive income:
Foreign currency translation adjustments	—	—	—	(2,806)	—	(2,806)

Total comprehensive income						28,009

Repurchase of common stock (12.9 shares)	—	—	—	—	(381)	(381)
Exercise of common stock options (37.6 shares)	—	344	—	—	164	508
Distributions to shareholders ($4,124.49 per share)	—	—	(22,218)	—	—	(22,218)

Balance at December 30, 2005	11	574	(40,036)	439	(23,626)	(62,638)

Comprehensive income:
Net income	—	—	31,634	—	—	31,634
Other comprehensive income:
Foreign currency translation adjustments	—	—	—	2,311	—	2,311

Total comprehensive income						33,945

Repurchase of common stock (16.5 shares)	—	—	—	—	(533)	(533)
Exercise of common stock options (9.0 shares)	—	44	—	—	40	84
Distributions to shareholders ($4,817.26 per share)	—	—	(26,077)	—	—	(26,077)

Balance at December 29, 2006	$11	$618	$(34,479)	$2,750	$(24,119)	$(55,219)

See accompanying notes to consolidated financial statements.

DA-LITE SCREEN COMPANY, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Dollars in thousands)

	Year ended December 29, 2006	Year ended December 30, 2005	Year ended December 31, 2004
Cash flows from operating activities:
Net income	$31,634	$30,815	$31,194
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	3,918	4,368	3,553
Amortization and write-off of debt issuance costs	870	985	1,425
Stock-based compensation	—	—	1,710
Gain on disposal of assets	(475)	(6)	(13)
Minority interest earnings	152	108	184
Change in:
Accounts receivable	463	140	(725)
Inventories	(1,080)	(1,138)	(1,001)
Prepaid expenses and other	(195)	(178)	207
Accounts payable	(418)	(61)	477
Accrued expenses	791	(893)	1,872
Other	(1)	(5)	(217)

Net cash provided by operating activities	35,659	34,135	38,666

Cash flows from investing activities:
Proceeds from sale of assets	1,339	6	27
Purchase of property, plant and equipment	(2,236)	(2,590)	(8,955)
Purchases of short-term investments	(9,135)	(6,039)	—
Maturities of short-term investments	10,090	500	—

Net cash provided by (used in) investing activities	58	(8,123)	(8,928)

Cash flows from financing activities:
Decrease in checks written in excess of bank balance	—	—	(824)
Payments on revolving credit facility	—	—	(600)
Proceeds from senior notes	—	—	160,000
Payments to retire senior notes	(4,000)	(6,000)	(9,800)
Payments on long-term debt	—	—	(17,250)
Distributions to shareholders	(26,077)	(22,218)	(148,359)
Payments of financing costs		(23)	(6,025)
Payments for repurchase of common stock	(533)	(381)	—
Proceeds from exercise of common stock options	84	508	1,266

Net cash used in financing activities	(30,526)	(28,114)	(21,592)

Effect of foreign currency exchange rate changes	124	(196)	(103)

Net change in cash and cash equivalents	5,315	(2,298)	8,043
Cash and cash equivalents at beginning of year	7,008	9,306	1,263

Cash and cash equivalents at end of year	$12,323	$7,008	$9,306

Supplemental disclosures of cash flow information:
Income taxes paid during the year	$1,519 $	2,017	$2,123

Interest paid during the year	13,824	14,832	7,843

See accompanying notes to consolidated financial statements.

DA-LITE SCREEN COMPANY, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years ended December 29, 2006, December 30, 2005 and December 31, 2004

(1) Summary of Significant Accounting Policies

(a) Organization

Da-Lite Screen Company, Inc. and subsidiaries (the “Company”) primarily manufactures projection screens and other meeting room equipment that are sold throughout the United States and a number of foreign countries. The Company’s principal operations are located in the United States and Europe.

Approximately 84%, 83% and 83% of the Company’s total net sales in 2006, 2005 and 2004, respectively, were from front projection screen sales. The Company’s ten largest customers accounted for approximately 11%, 11% and 12% of total net sales in 2006, 2005 and 2004, respectively. No customer accounted for more than 2% of the Company’s total net sales in each of 2006, 2005 and 2004.

(b) Principles of Consolidation

The accompanying consolidated financial statements include the accounts of Da-Lite Screen Company, Inc. (Da-Lite), Da-Lite International, Inc., a domestic international sales corporation, and Projecta B.V. (Projecta), a Netherlands limited liability company, which is 96% owned by Da-Lite and Projecta’s wholly-owned subsidiary Procolor S.A.S. (Procolor), a French corporation. All intercompany accounts and transactions have been eliminated.

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

(d) Revenue Recognition

The Company recognizes revenue when it has received an order from a customer, product has been shipped FOB shipping point, the sales price is fixed or determinable and the collectibility of sales price is reasonably assured. All amounts billed to customers in a sales transaction related to shipping and handling are recorded as revenue, and costs incurred by the Company for shipping and handling are recorded as costs of goods sold in conformity with EITF Issue No. 00-10, Accounting for Shipping and Handling Fees and Costs.

(e) Cash, Cash Equivalents and Short-term Investments

The Company considers interest bearing instruments with original maturities of three months or less at the date of purchase to be the equivalent of cash. The Company considers interest bearing instruments with original maturities greater than three months and less than twelve months as short-term investments. Previously, the 2005 balance sheet and cash flow statement had incorrectly included approximately $5.5 million of certificates of deposit with original maturities of four months as cash equivalents. The Company has corrected these previously reported balances resulting in a reduction of cash and cash equivalents and an increase in short-term investments of $5.5 million as of December 30, 2005. This correction also increased net cash used in investing activities by $5.5 million in the consolidated statements of cash flows for the year ended December 30, 2005. These immaterial corrections were made to properly present cash equivalents pursuant to Statement of Financial Accounting Standard (SFAS) No. 95, Statement of Cash Flows.

(f) Accounts Receivable

The financial status of customers are routinely checked and monitored by the Company when granting credit. The Company provides an allowance for doubtful accounts based upon historical experience and management’s analysis of past due accounts. At December 29, 2006 and December 30, 2005, no customer accounted for more than 4% of accounts receivable.

(g) Inventories

The Company accounts for its inventory at the lower of cost or market using the first-in, first-out (FIFO) method. Inventory is comprised of the following at (in thousands):

	December 29, 2006	December 30, 2005
Raw materials	$7,714	$7,030
Work in progress	2,069	1,651
Finished goods	3,846	3,514

	$13,629	$12,195

(h) Property, Plant and Equipment

Property, plant and equipment are recorded at cost. Depreciation is calculated using the straight-line method over the estimated useful lives which are ten to fifteen years for land improvements, ten to fifteen years for building and building improvements, three to ten years for machinery and equipment, four to five years for information systems and five to ten years for furniture and fixtures. Repair and maintenance costs are charged to expense as incurred.

(i) Impairment of Long-lived Assets

The Company evaluates the carrying value of long-lived assets held and used when events and circumstances warrant such a review, in accordance with Statements of Financial Accounting Standards (SFAS) No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets. If the carrying value of long-lived assets held and used exceeds the expected future undiscounted cash flows, a loss is recognized based on the amount by which the carrying value exceeds the fair market value of the assets. During the years ended December 29, 2006, December 30, 2005 and December 31, 2004, no such impairment was recognized.

During 2005, the Company classified its prior manufacturing facility at Projecta as held for sale. The carrying value of $1.0 million is included in Other assets, net at December 30, 2005. The Company compared the carrying value of the facility to its fair market value, less the related costs to sell, and determined no impairment was necessary. The manufacturing facility was sold during the third quarter of 2006 for a gain of $0.5 million.

(j) Goodwill

SFAS No. 142, Goodwill and Other Intangible Assets, requires that goodwill be tested at least annually for impairment or when events or changes in circumstances occur by determining whether the carrying amount of goodwill exceeds its implied fair value based on both a market value and income approach. Goodwill represents the excess of purchase price over fair value of identifiable net assets acquired. Management has determined that goodwill was not impaired as of fiscal year-end 2006, 2005 and 2004. The change in the balance of goodwill is the result of foreign currency translation.

(k) Other Assets, Net

Other assets, net includes deferred financing costs of $5.4 million and $5.5 million less accumulated amortization of $2.1 million and $1.3 million at December 29, 2006 and December 30, 2005, respectively. The Company amortizes the deferred financing costs over the life of the long-term debt. In conjunction with the retirement of long-term debt, the Company writes-off the related deferred financing costs. Amortization and write-offs of the deferred financing costs are recognized as a component of interest expense.

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

(m) Product Warranties

At the time a sale is recognized, the Company estimates future warranty costs based on historical warranty claims. The Company has recorded a warranty reserve of $175,000 at December 29, 2006 and $150,000 at December 30, 2005 for estimated future warranty costs based upon past trends of actual warranty claims.

(n) Disclosures About Fair Value of Financial Instruments

Financial instruments are described as cash or contractual obligations or rights to pay or receive cash. The fair value of certain financial instruments approximates the carrying value because of the short-term maturity of these instruments. The estimated fair value of long-term debt is approximately $148 million and $154 million based upon the quoted market value at December 29, 2006 and December 30, 2005, respectively.

(o) Derivative Instruments

The Company uses derivative financial instruments selectively to offset exposure to market risks arising from changes in foreign exchange rates and interest rates. Derivative financial instruments used by the Company include forward foreign exchange contracts and interest rate swaps.

The Company reports derivative financial instruments in accordance with the provisions of SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, as amended, which requires that every derivative instrument be recorded in the balance sheet at fair value. Changes in the fair value of derivatives are to be recorded each period in earnings or other comprehensive income, depending on whether the derivative is designated as a hedge and on the type of hedge transaction. Gains or losses on derivative instruments reported in other comprehensive income are reclassified as earnings in the period in which earnings are affected by the underlying hedged item.

The Company had an interest rate swap that expired in January 2004 that was considered a hedge of the forecasted interest payments on variable rate debt (cash flow hedge). For a cash flow hedge, changes in fair value of the derivative instrument to the extent that it is effective are recorded in shareholders’ deficit and subsequently reclassified to net income in the same period that the hedged transaction impacts net income.

The Company periodically uses forward foreign currency exchange contracts to hedge purchase orders. Gains or losses are recorded through operations and were not material in 2006, 2005 or 2004. There were open forward exchange contracts with notional amounts of $1.2 million, $0.8 million and $1.6 million at December 29, 2006, December 30, 2005 and December 31, 2004, respectively. The fair value of open forward exchange contracts was not material.

(p) Stock Option Plan

The Company had previously applied the intrinsic value based method of accounting prescribed by Accounting Principles Board (APB) Opinion No. 25, Accounting for Stock Issued to Employees, and had adopted the disclosure only provisions of SFAS No. 123, Accounting for Stock-Based Compensation. In December 2004, SFAS No. 123(R), Share-Based Payment, a replacement of SFAS No. 123, Accounting for Stock- Based Compensation, and a rescission of APB Opinion No. 25, Account for Stock Issued to Employees, was issued. This statement requires compensation costs related to share-based payment transactions to be recognized in the financial statements. The Company implemented SFAS No. 123(R) on December 31, 2005 using the prospective method of adoption. For stock options granted prior to adoption, the Company continues to apply APB 25. Beginning on December 31, 2005, the amount of compensation cost is measured based upon the grant date fair value. The fair value of the option grants is estimated on the date using the Black-Scholes option pricing model with assumptions on dividend yield, risk-free investment, expected volatilities, and expected lives of the options.

The Company has a nonqualified stock option plan under which options are granted to certain employees. The plan authorizes grants of options to purchase 737 shares, all of which have been granted.

(q) Income Taxes

Da-Lite is taxed under the provisions of the Internal Revenue Code regulating small business corporations (Subchapter S). Under the provisions of Subchapter S, tax liabilities and benefits flow through to the shareholders of Da-Lite. Therefore, no provision or liability is recorded in the consolidated financial statements for taxable income of Da-Lite. The Company pays foreign income taxes on the earnings of Projecta and Procolor. Foreign income taxes are recorded in the consolidated financial statements. See note 3 for further information.

(r) Research and Development

Research and development costs are expensed as incurred. Such costs are classified as part of cost of sales and were $100,000, $154,000 and $68,000 for the years ended December 29, 2006, December 30, 2005 and December 31, 2004, respectively.

(s) Recent Accounting Pronouncements

In September 2006, the FASB issued FASB Statement No. 157, Fair Value Measurement (SFAS 157). SFAS 157 addresses standardizing the measurement of fair value for companies who are required to use a fair value measure of recognition for recognition or disclosure purposes. The FASB defines fair value as “the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measure date.” The statement is effective for fiscal years beginning after November 15, 2007 and for interim periods within those fiscal years. The Company is required to adopt SFAS 157 beginning fiscal year 2008. The Company is currently evaluating the impact, if any, of SFAS 157 on its financial position, results of operations and cash flows.

In September 2006, the FASB issued FASB Statement No. 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans (SFAS 158). SFAS 158 requires companies to recognize the funded status of benefit pension and other postretirement plans as a net asset or liability in its financial statements. In addition, disclosure requirements related to such plans are affected by SFAS 158. The Company does not have a defined benefit pension plan, or other postretirement plans, and therefore the adoption of SFAS 158 did not have an affect on the results of operations.

In September 2006, the Securities and Exchange Commission (“SEC”) issued Staff Accounting Bulleting No. 108 (“SAB 108”), which provides interpretive guidance on how the effects of the carryover or reversal of prior year misstatements should be considered in quantifying a current year misstatement. The Company adopted SAB 108 at the end of fiscal year 2006 and the adoption of this statement did not have a material impact on the Company’s financial position or results of operations.

In June 2006, the FASB ratified Emerging Issues Task Force Issue No. 06-3 (EITF 06-3), How Taxes Collected from Customers and Remitted to Governmental Authorities Should be Presented in the Income Statement (That Is, Gross versus Net Presentation). EITF 06-3 applies to any tax assessed by a governmental authority that is directly imposed on a revenue-producing transaction between a seller and a customer. EITF 06-3 allows companies to present taxes either gross within revenue and expense or net. If taxes subject to this issue are significant, a company is required to disclose its accounting policy for presenting taxes and the amount of such taxes that are recognized on a gross basis. The Company currently presents such taxes net. EITF 06-3 is required to be adopted during the second quarter of fiscal 2007.

In June 2006, the Financial Accounting Standards Board issued FASB Interpretation No. (FIN) 48, Accounting for Uncertainty in Income Taxes - an interpretation of FASB Statement No. 109. FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on accounting for derecognition, interest, penalties, accounting in interim periods, disclosure and classification of matters related to uncertainty in income taxes, and transitional requirements upon adoption of FIN 48. FIN 48 is effective for fiscal years beginning after December 15, 2006 and the Company will adopt the provisions of FIN 48 in fiscal 2007. The Company does not expect that the adoption of FIN 48 will have a material impact on its consolidated financial position, results of operations or cash flows.

In February 2006, the FASB issued FASB Statement No. 155, Accounting for Certain Hybrid Financial Statements–an amendment to FASB Statements No. 133 and 140 (SFAS 155), that allows a preparer to elect fair value measurement at acquisition, at issuance, or when a previously unrecognized financial instrument is subject to a re-measurement (new basis) event, on an instrument-by-instrument basis, in cases in which a derivative would otherwise have to be bifurcated. It also eliminates the exemption from applying Statement 144 to interests in securitized financial assets so that similar instruments are accounted for similarly regardless of the form of the instruments. This Statement is effective for all financial instruments acquired or issued after the beginning of an entity’s first fiscal year that begins after September 15, 2006. The Company does not anticipate that the adoption of SFAS 155 will have an impact on the Company’s overall results of operations or financial position.

In December 2004, the FASB issued SFAS No. 123 (Revised 2004), Share-Based Payment (SFAS 123R), that revised FASB Statement No. 123, Accounting for Stock-Based Compensation and superseded APB Opinion No. 25, Accounting for Stock Issued to Employees, and its related implementation guidance. SFAS 123R focuses primarily on accounting for transactions in which an entity obtains employee services through share-based payment transactions. SFAS 123R requires a public entity to measure the cost of employee services received in exchange for the award of equity instruments based on the fair value of the award at the date of grant. The cost is recognized over the period during which an employee is required to provide services in exchange for the award. The Company adopted SFAS 123R on December 31, 2005 using the prospective method. The adoption of SFAS 123R did not have a material effect on the consolidated results of operations or financial position of the Company.

In November 2004, the FASB issued SFAS No. 151, Inventory Costs, an amendment of ARB No. 43, Chapter 4 which amends the guidance in Accounting Research Bulletin (ARB) No. 43, Chapter 4, "Inventory Pricing," to clarify the accounting for abnormal amounts of idle facility expense, freight, handling costs, and wasted material (spoilage). Paragraph 5 of ARB 43, Chapter 4, previously stated that "…under some circumstances, items such as idle facility expense, excessive spoilage, double freight, and rehandling costs may be so abnormal as to require treatment as current period charges…." SFAS 151 requires that those items be recognized as current period charges regardless of whether they meet the criterion of "so abnormal." In addition, SFAS 151 requires that allocation of fixed production overheads to the costs of conversion be based on the normal capacity of the production facilities. The Company adopted SFAS 151 in fiscal year 2006 and there was no material effect on the consolidated results of operations or financial position of the Company.

(t) Reclassification

Certain prior-year financial information has been reclassified to conform to the fiscal 2006 financial statement presentation. As discussed in note 1(e), the Company has reclassified certificates of deposit with original maturities greater than three months and less than six months of $5.5 million as short-term investments.

(2) Notes Payable, Revolving Credit Agreement, and Long-term Debt

Long-term debt at December 29, 2006 and December 30, 2005 consisted only of Senior Notes due in 2011.

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

In the Indenture related to the 9 1/2% Senior Notes due 2011, the Company agreed to covenants that limit it and its restricted subsidiaries’ (i.e., Projecta B.V., Procolor S.A.S.) ability, among other things, to: (a) incur additional debt and issue preferred stock, (b) pay dividends, acquire shares of capital stock, make payments on subordinated debt or make investments, (c) place limitations on distributions from restricted subsidiaries, (d) issue or sell capital stock of restricted subsidiaries, (e) issue guarantees, (f) sell or exchange assets, (g) enter into transactions with stockholders and affiliates, (h) create liens and (i) effect mergers. In addition, if a change of control occurs, each holder of Notes will have the right to require the Company to repurchase all or part of the holder’s Notes at a price equal to 101% of their principal amount, plus any accrued interest to the date of purchase. The Company was in compliance with all covenants at December 29, 2006 and December 30, 2005.

The Company has an unsecured revolving credit facility that expires in May 2008 with maximum possible borrowings of $10.0 million which replaced the $5.0 million revolving credit facility that expired in May 2006. At December 29, 2006 and December 30, 2005, the Company had no outstanding balances under these lines of credit. Interest on outstanding borrowings related to the $10.0 million line of credit is calculated at the prime rate, which was 8.25% on December 29, 2006.

The Company’s Dutch subsidiary, Projecta, has an overdraft line of credit with maximum possible borrowings equal to 1.5 million Euros. Interest on outstanding borrowings related to this line of credit is calculated at the Fortis basic rate plus 1.50%, the sum of which was 5.75% on December 29, 2006. At December 29, 2006 and December 30, 2005, Projecta had no outstanding balances under this line of credit.

The Company has provided an insurance carrier with a standby letter of credit for $0.5 million for self-insured amounts under its insurance program.

(3) Income Taxes

The Company is taxed as a S-Corporation in the U.S. and therefore does not provide for U.S. federal and state income taxes. Foreign income taxes for the years ended December 29, 2006, December 30, 2005 and December 31, 2004 consisted of the following (in thousands):

	December 29, 2006	December 30, 2005	December 31, 2004
Projecta current foreign taxes	$1,528	$1,209	$2,275
Procolor current foreign taxes	34	39	166

Total	$1,562	$1,248	$2,441

A reconciliation of the U.S. statutory tax rate and effective income tax rate based on the Company’s income before income taxes is as follows:

	Years Ended
	December 29, 2006	December 30, 2005	December 31, 2004
U.S. statutory tax rate	35.0%	35.0%	35.0%
S corporation income not subject to federal and state income tax	-29.5%	-30.8%	-27.8%
Taxes on foreign locations’ income at rates which differ from the U.S. rate	-0.8%	-0.3%	0.1%

Effective income tax rate	4.7%	3.9%	7.3%

4) Profit Sharing and Retirement Plans

Da-Lite has a 401(k) retirement plan covering all full-time Da-Lite employees meeting certain service requirements. Under the terms of the plan, employees can contribute up to 16% of maximum compensation as prescribed by law to the plan and Da-Lite may match 50% of the first 6% contributed by the employees. Effective October 1, 2006, Da-Lite resumed matching 50% of employee contributions up to 6% of salary. Da-Lite had previously suspended matching in June 2001. Da-Lite recorded approximately $51,000 and $0 in matching contributions for the years ended December 29, 2006 and December 30, 2005, respectively. Also, under the terms of the plan, Da-Lite may make discretionary profit sharing contributions. The discretionary contributions are determined by management. Da-Lite accrued approximately $0 and $138,000 in discretionary contributions to the plan for the years ended December 29, 2006 and December 30, 2005, respectively. Projecta is a participant in a multi-employer benefit plan covering substantially all Projecta employees. For the years ended December 29, 2006, December 30, 2005 and December 31, 2004, Projecta made contributions of approximately $382,000, $341,000 and $319,000, respectively.

(5) Stock Options

The Company has a nonqualified stock option plan under which options are granted to certain employees. Options under the plan generally vest one-fifth each year from the anniversary date. During 2004, the Company also granted options to certain employees that were immediately 100% vested. The options expire after ten years from the date of grant. Fair value calculations are based on highly subjective assumptions. The Company used the Black-Scholes option pricing model using the minimum value method and determined that the fair value of grants made during 2004 was not material. The Company did not grant awards during 2006 and 2005.

The exercise prices of previously granted options were reduced by $25,500 per share to reflect the reduction in value of the underlying stock due to a special dividend paid to shareholders in May 2004. The exercise price for all periods presented in the table below have been adjusted for the special dividend paid in 2004.

The stock option activity and weighted average exercise prices follow:

	Number of Shares Under Option	Weighted Average Exercise Price	Options Exercisable	Weighted Average Exercise Price
Outstanding, December 30, 2005	153	$16,530	150	$16,681

Granted	—	—

Exercised	(9)	(9,362)

Forfeited	—	—

Outstanding, December 29, 2006	144	$16,978	142	$17,091

Vested or expected to be vested	142	$17,091

The aggregate intrinsic value of options exercised was $0.2 million in 2006, $0.6 million in 2005 and $2.9 million in 2004. The aggregate intrinsic value of options outstanding, options exercisable, and options vested or expected to vest as of December 29, 2006 was $2.3 million, $2.2 million and $2.2 million, respectively. The weighed average contractual term of options outstanding, options exercisable and options vested and expected to vest as of December 29, 2006 was 7.4 years. Cash received from exercise of stock options was $0.1 million in 2006, $0.5 million in 2005 and $1.3 million in 2004. The Company does not have a policy for issuing shares or using treasury shares when stock options are exercised.

(6) Goodwill

The changes in the carrying value of goodwill for the years ended December 29, 2006, December 30, 2005 and December 31, 2004 are as follows (in thousands):

	United States	Europe	Total
Balance as of December 31, 2004	$20,440	$6,164	$26,604

Foreign currency translation	—	(753)	(753)

Balance as of December 30, 2005	20,440	5,411	25,851

Foreign currency translation	—	603	603

Balance as of December 29, 2006	$20,440	$6,014	$26,454

(7) Financial Information about Industry Segments

The Company primarily manufactures projection screens and other meeting room equipment that are sold throughout the United States and Europe. Based on its operations, the Company has established two reportable segments: United States and Europe. The United States segment includes the operations of Da-Lite excluding its foreign subsidiaries. The Europe segment includes the operations of Projecta and Procolor. All intersegment transactions have been eliminated. Information regarding the sales of specific product categories within the Company’s geographic business segments is not presented because it is not practical to determine these amounts.

Operating cash flow is the measure reported to the chief operating decision maker for use in assessing segment performance and allocating resources. Operating cash flow for segment reporting is net sales less operating costs and does not include depreciation and amortization, interest expense, or minority interest. The Company does not allocate costs between segments.

The following table presents financial information by segment: (in thousands)

For the years ended:	December 29, 2006	December 30, 2005	December 31, 2004
Net sales:
United States	$141,628	$140,992	$131,822
Europe	28,199	24,642	30,344

Total net sales	$169,827	$165,634	$162,166

Operating income:
United States	$42,751	$43,674	$38,676
Europe	4,886	3,989	7,068

Total operating income	$47,637	$47,663	$45,744

Income before income taxes and minority interest:
United States	$27,965	$28,216	$26,776
Europe	5,383	3,955	7,043

Total income before income taxes and minority interest	$33,348	$32,171	$33,819

Net income:
United States	$27,965	$28,216	$26,776
Europe	3,669	2,599	4,418

Total net income	$31,634	$30,815	$31,194

Purchase of property, plant and equipment
United States	$2,050	$1,923	$4,258
Europe	186	667	4,697

Total purchases of property, plant and equipment	$2,236	$2,590	$8,955

Depreciation
United States	$2,918	$3,338	$2,570
Europe	1,000	1,030	983

Total depreciation	$3,918	$4,368	$3,553

As of:	December 29, 2006	December 30, 2005
Total assets:
United States	$73,512	$69,662
Europe	23,984	23,427

Total assets	$97,496	$93,089

(8) Accumulated Other Comprehensive Income (Loss)

The only component of accumulated other comprehensive income as of December 29, 2006 and December 30, 2005 was for cumulative foreign exchange translation adjustments.

(9) Commitments and Contingencies

On May 19, 2006, Draper, Inc. (“Draper”), a competitor of the Company, filed an action entitled Draper, Inc. v. Da-Lite Screen Company, Inc. and Stewart Filmscreen Corporation in the United States District Court for the Southern District of Indiana, Indianapolis Division. The complaint, as amended, alleges that certain projection screens manufactured by the Company and Stewart Filmscreen Corporation, another competitor of the Company, infringe patents issued to Draper, and seeks unspecified damages and injunctive relief. The Company has filed a second amended answer denying the allegations and asserting affirmative defenses. The defenses include: non-infringement, invalidity based on prior art, and unenforceability because of inequitable conduct in procuring at least some of the patents in suit. The Company believes that it has good defenses to this suit and intends to vigorously defend this action.

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

(10) Valuation and Qualifying Accounts

Description	Balance at beginning of year	Charges to Costs and expenses	Deductions	Balance at end of year
	(in thousands)
Allowance for doubtful accounts:

Year ended December 31, 2004	$449	$692	$591	$550

Year ended December 30, 2005	550	450	547	453

Year ended December 29, 2006	453	853	773	533

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A.	Controls and Procedures.

(a)	Evaluation of Disclosure Controls and Procedures. Based on the evaluation required by Rule 15d-15(e) under the Securities Exchange Act of 1934, the principal executive officer and principal financial officer of the Da-Lite have concluded that the Company’s disclosure controls and procedures (as defined in Rule 15d-15(e)) as of the end of the period covered by this report were effective to ensure that the information required to be disclosed by the Company in reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time period specified in SEC rules and forms. The disclosure controls and procedures are designed to only provide reasonable assurance of achieving the desired control objectives.

(b)	Changes in Internal Control Over Financial Reporting. There were no changes in the Company’s internal control over financial reporting that occurred during the last fiscal quarter that has materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Item 9B.	Other Information.

None.

PART III

Item 10.	Directors and Executive Officers of the Registrant.

The following table sets forth information regarding Da-Lite’s executive officers and directors as of December 29, 2006.

Name	Age	Position
Richard E. Lundin	56	Chairman, President and Chief Executive Officer
Judith D. Loughran	59	Executive Vice President
Jerry C. Young	59	Vice President—Finance and Chief Financial Officer
Peter A. de Kroon	52	Managing Director, Projecta B.V.
David N. Walthall	61	Lead Director
James S. Cownie	62	Director
James M. Hoak	63	Director
Wayne Kern	74	Director
David J. Lundquist	64	Director

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

James M. Hoak. Mr. Hoak has served as Chairman of Hoak Media, LLC (a television broadcaster) since its formation in August 2003. He also has served as Chairman and a Principal of Hoak Capital Corporation (a private equity investment firm) since September 1991. He served as Chairman of Heritage Media Corporation (a broadcasting and marketing services firm) from its inception in August 1987 to its sale in August 1997. From February 1991 to January 1995, he served as Chairman and Chief Executive Officer of Crown Media, Inc. (a cable television company). From 1971 to 1987, he served as President and Chief Executive Officer of Heritage Communications, Inc. (a diversified cable television and communications company), and as its Chairman and Chief Executive Officer from August 1987 to December 1990. He is also a Director of Chaparral Steel Company, Inc. (non-executive Chairman) and Pier 1 Imports, Inc.

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

Board of Directors and Committees of the Board

The Company’s board of directors (the “Board”) is composed of six directors. Each director serves for an annual term and until a successor is elected and qualified. All of the directors have been elected and continue to hold their positions pursuant to the terms of the shareholders’ agreement among all of the Company’s shareholders. See “Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.”

The Board does not have a compensation committee or other committee performing equivalent functions. During 2006, Mr. Lundin was the only officer or employee who participated in the Board’s deliberations concerning executive officer compensation. During 2006, none of the executive officers served on the compensation committee or board of directors of any other company of which any other member of the Board was an executive officer.

Audit Committee

The Board has established an audit committee to assess, report and make recommendations to the Board regarding the Company’s independent auditors, financial statements, internal audit activities and legal compliance. The Company’s audit committee consists of Messrs. Hoak, Kern and Lundquist with Mr. Lundquist serving as the chair. The Board has determined that each of Messrs. Hoak and Lundquist is an “audit committee financial expert” as defined by the rules of the SEC.

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

Compensation Discussion and Analysis

This section provides information regarding the compensation program in place for Da-Lite’s executive officers for 2006. It includes information regarding the overall objectives of the compensation program and each element of compensation provided.

The Board believes that compensation for the Da-Lite’s executive officers should reward superior performance that creates long-term investor value and encourage executives who deliver that performance to remain with the Company and to continue that level of performance. Compensation is reviewed and approved by the Board during regularly scheduled Board meetings with input from Mr. Lundin.

During 2006, all of the compensation received by Da-Lite’s executive officers was in the form of cash compensation. This reflects the Board’s view that additional equity ownership of the Company was not needed to align the interests of our executive officers with shareholders due to the fact that each of the executive officers already holds substantial equity in the Company. In addition, the Board believes that Da-Lite’s executive officers should be afforded a fair amount of certainty as to their level of compensation. Therefore, with the exception of Mr. de Kroon (who was entitled to a bonus under his employment agreement), substantially all of compensation received by the Company’s executive officers in 2006 was comprised of base salary.

The elements of the Company’s executive compensation program are:

Salary

Base salary for each of the Company’s officers is specified in their respective employment agreements. On August 28, 2006, the employment agreements of Mr. Lundin, Ms. Loughran and Mr. Young were amended to increase each officer’s base salary effective as of October 1, 2006. Mr. Lundin’s base salary was increased from $350,000 to $450,000 per year; Ms. Loughran’s base salary was increased from $250,000 to $287,500 per year; and Mr. Young’s base salary was increased from $225,000 to $262,500 per year. These amendments to the employment agreements represented the first increase in base salary for these officers since their employment agreements were entered into on April 5, 2004. In determining to increase the salaries of these officers, the Board considered the strong performance of the Company during that time.

Mr. de Kroon is entitled to a base salary of 128,000 Euro per year pursuant to his employment agreement with Projecta B.V., the Company’s Dutch subsidiary.

Bonus

Bonuses for Mr. Lundin, Ms. Loughran and Mr. Young are awarded at the discretion of the Board. Bonus amounts are based on the Company’s overall performance during the year as well as individual performance. Factors considered by the Board in making its bonus determinations include revenue, operating cash flow and cost efficiencies realized. However, bonus targets are not set in advance, and no particular factor carries greater weight than any other factor. The Board also considers the recommendations of Mr. Lundin in determining the bonuses to be paid to Ms. Loughran and Mr. Young. None of Mr. Lundin, Ms. Loughran or Mr. Young received a bonus in 2006.

Pursuant to his employment agreement with Projecta, Mr. de Kroon is eligible to receive a bonus in an amount between 40,000 Euro and 75,000 Euro per year. The amount of the bonus is at the discretion of Projecta based on the company’s performance during the year. The agreement also provides that he is entitled to an annual holiday allowance, paid in the month of May, equal to 8% of the salary received by him in the preceding twelve months.

Stock Options

The Company occasionally grants nonqualified stock options to certain employees, including the executive officers, pursuant to the Da-Lite Screen Company, Inc. 1999 Stock Option Plan. The purposes of this plan are (i) to align the interests of the Company’s stockholders and the recipients of options under this plan by increasing the proprietary interest of those recipients in Da-Lite’s growth and success, (ii) to advance Da-Lite’s best interests by attracting and retaining key employees and (iii) to motivate recipients of options to act in the long-term best interests of the Company and its stockholders.

Options under the plan generally vest one-fifth each year from the anniversary date of grant and expire on the tenth anniversary of the date of grant. No options were granted in 2006.

Perquisites

The Board does not believe that perquisites should be a significant part of the compensation of the Company’s executive officers. In 2006, the only perquisite the Company provided to its executive officers was a car allowance to facilitate the schedule and work of its executive officers.

Retirement Benefits

The Da-Lite Screen Company, Inc. 401(k) Retirement Plan (the “401(k) Plan”) covers all full-time employees who meet certain service requirements. Each of the executive officers other than Mr. de Kroon participates in the 401(k) Plan. Under the terms of the 401(k) Plan, employees may contribute up to 16% of salary, subject to compensation and contribution limits prescribed by law.

Effective October 1, 2006, the Company resumed matching 50% of employee contributions (up to 6% of salary) under the 401(k) Plan. The Company had previously suspended matching in June 2001 due to economic factors then affecting the Company. At this time, however, the Board felt it important to resume offering this benefit in order to attract and retain employees. All participants, including the executive officers, are eligible for the match. In 2006, Ms. Loughran was the only executive officer to receive matching contributions because she was the only executive officer who contributed to the 401(k) Plan after October 1, 2006.

Under the terms of the 401(k) Plan, the Company may make discretionary profit sharing contributions as determined by management. The Company did not make any such discretionary profit sharing contributions in 2006.

Report of the Board of Directors on Executive Compensation

The Board of Directors of Da-Lite Screen Company, Inc. oversees the Company’s compensation program. In fulfilling its oversight responsibilities, the Board reviewed and discussed with management the Compensation Discussion and Analysis set forth in this Annual Report on Form 10-K.

In reliance on the review and discussions referred to above, the Board determined to include the Compensation Discussion and Analysis in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2006.

Richard E. Lundin (Chairman)

David N. Walthall (Lead Director)

James S. Cownie

James M. Hoak

Wayne Kern

David J. Lundquist

Summary Compensation Table

The following table provides information for the 2006 fiscal year concerning the compensation of the Company’s executive officers.

Name and Principal Position	Year	Salary ($)	Bonus ($)	All Other Compensation ($)		Total ($)
Richard E. Lundin	2006	375,000	—	10,800	(1)	385,800
Chairman, President and Chief Executive Officer

Judith D. Loughran	2006	259,375	—	6,904	(2)	266,279
Executive Vice President

Jerry C. Young	2006	234,375	—	4,800	(3)	239,175
Vice President–Finance and Chief Financial Officer

Peter A. de Kroon (4)	2006	166,738	62,726	18,818	(3)	248,282
Managing Director, Projecta, B.V.

(1)	Consists of a car allowance of $4,800 and director fees of $6,000.
(2)	Consists of a car allowance of $4,800 and matching contributions under the 401(k) Plan of $2,104.
(3)	Consists of a car allowance.
(4)	Mr. de Kroon is paid in Euros and his compensation was translated into U.S. Dollars at the average exchange rate during the year.

As mentioned above in Compensation Discussion and Analysis, the Company has employment agreements with each of its executive officers. The material terms of the employment agreements are summarized below. Additional provisions of these agreements relating to compensation and benefits payable upon the termination of the executives’ employment or upon a change-in-control of the Company are described below under “Potential Payments upon Termination or Change-in-Control.”

Employment Agreements with Mr. Lundin, Ms. Loughran and Mr. Young

Each of the employment agreements with Mr. Lundin, Ms. Loughran and Mr. Young was entered into on April 5, 2004 and specified, among other things, each officer’s salary and term of employment (initially expiring on April 1, 2008). On August 28, 2006, each of these employment agreements was amended to (i) increase the salary of the respective officers as described above under “Compensation Discussion and Analysis – Salary”, (ii) extend the term of employment of each executive officer through December 31, 2010, and (iii) with respect to Mr. Lundin, increase his paid vacation period from not less than four weeks per year to not less than five weeks per year. The remaining terms of each of the original employment agreements were unchanged.

In addition to salary, the employment agreements provide that each executive officer is entitled to a car allowance of $400 per month, which is subject to increase if and to the extent that the car allowance for the Company’s field sales people is increased. Each executive officer is also entitled to participate in the Company’s employee benefit plans, such as medical plans, life insurance and the profit-sharing plan, generally available to the executives of the Company. Ms. Loughran and Mr. Young are entitled to not less than four weeks of paid vacation time per year; as noted above, pursuant to his employment agreement amendment, Mr. Lundin is entitled to not less than five weeks of paid vacation per year. Mr. Lundin’s employment agreement also provides that he may charter planes to visit the Company’s manufacturing facilities provided that the aggregate costs of such charters do not exceed $75,000 annually.

Each of the executive officers is subject to a noncompetition clause that restricts his or her ability to compete with the business of the Company during the period of employment and for two years following his or her termination of employment in any country or other area where the Company manufactures, distributes or sells meeting room products during the term of such executive’s employment. Each executive officer also agreed not to solicit the Company’s employees or customers for a period of two years following his or her termination of employment.

Employment Agreement with Mr. de Kroon

Mr. de Kroon’s employment agreement with Projecta B.V. was initially entered into as of October 15, 1996. An addendum to this agreement was entered into as of January 1, 2004 to amend certain terms and to clarify Mr. de Kroon’s additional responsibilities as managing director of Procolor SAS, Projecta’s French subsidiary.

Under the agreement, Mr. de Kroon is entitled to a gross salary of 98,000 Euro per year in connection with his services as managing director of Projecta and an additional gross salary of 30,000 Euro per year in connection with his services as managing director of Procolor. He is also eligible to receive bonuses as described above under “Compensation Discussion and Analysis – Bonus” as applicable to him. The agreement further provides him with 25 paid vacation days per year and a car allowance.

Mr. de Kroon’s employment agreement provides that, if he becomes fully disabled as a result of illness or accident and consequently receives disability benefits under Dutch law, Projecta will, for a period not exceeding 26 weeks, supplement such disability benefits so that Mr. de Kroon will receive 100% of his current salary under the agreement during the period of disability. In the event of partial disability, Projecta’s supplemental payments will be made on a pro rata basis.

Mr. de Kroon is subject to a noncompetition clause that prohibits him, without the prior written permission of Projecta, from undertaking any activities within the countries in which Projecta is active during the course of his employment agreement which are the same or similar to the activities of Projecta or its affiliates for a period of one year following the termination of his employment agreement. He may also be subject to monetary penalties for certain breaches of his employment agreement.

2006 Outstanding Equity Awards at Fiscal Year-End

The following table reflects the number of stock options held by our executive officers as of the end of fiscal year 2006.

	Option Awards
Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Option Exercise Price ($)	Option Expiration Date
Richard E. Lundin	40	—	17,245	May 17, 2014

Judith D. Loughran	40	—	17,245	May 17, 2014

Jerry C. Young	50	—	17,245	May 17, 2014

Peter A. de Kroon	—	—	—	—

Potential Payments Upon Termination or Change-in-Control

This section describes the compensation and benefits that would have been payable to our executive officers as of the end of fiscal year 2006 pursuant to their respective employment agreements had a change-in-control occurred or their employment been terminated as a result of the circumstances described below.

Termination for Cause

The Company may, if authorized by the Board at a meeting of which three days’ advance notice has been given to the executive, terminate the employment of Mr. Lundin, Ms. Loughran or Mr. Young for “cause” upon written notice to the executive. “Cause” is generally defined under their respective employments agreements to mean (i) any intentional act of fraud, embezzlement or theft or the commission of any felony or of any crime involving fraud, embezzlement, theft or misrepresentation, (ii) any willful misconduct resulting in a material loss to the Company or damage to the Company’s reputation, (iii) any willful refusal to perform his or her duties or to perform specific directives of the Board consistent with the scope and nature of his or her duties (other than the officer’s good faith belief that compliance with such directive would constitute a violation of law or breach of fiduciary duty to the Company, or (iv) any intentional breach of the noncompetition, nonsolicitation, confidentiality and “works made for hire” provisions of the employment agreement. Except with respect to clause (i) of the foregoing sentence, the executive has 15 days after delivery of notice by the Company to cure the particular actions or inactions giving rise to the cause notice. If the executive so effects a cure to the reasonable satisfaction of the Board, the cause notice will be deemed rescinded. Upon a termination for cause, the officer would be entitled to accrued and unpaid salary and benefits through and including the termination date.

Mr. de Kroon’s employment agreement does not contemplate termination for cause. Projecta is entitled to terminate his employment on six months’ notice as described below under “Voluntary Resignation.”

Termination by the Company Without Cause or by the Executive with Good Reason

The Company may, if authorized by the Board, terminate the employment of Mr. Lundin, Ms. Loughran or Mr. Young other than for cause or disability, or such executive may terminate his or her employment with the Company at any time with “good reason.” Upon such a termination, the executive will be entitled to the continuation of payment of salary and benefits for the remainder of the term of the employment agreement. “Good reason” is defined in the employment agreements to mean (i) the assignment to the executive of duties and responsibilities not consistent with the status and activities (including location) of his or her current position, (ii) any action which results in a significant and continuing diminution of the authority, duties or responsibilities of the executive, (iii) the failure of the Company to provide compensation, benefits or expense reimbursements as required under the employment agreement, or (iv) the failure of the Company to adhere in any material manner to any of its other covenants in the employment agreement or in any other agreement between the Company and the executive; provided that any of the foregoing continues for a period of twenty days after the executive gives written notice to the Company requesting a cure.

Mr. de Kroon’s employment agreement provides that if his employment is terminated by Projecta for any reason “beyond his control,” Projecta must provide six months’ notice of such termination. In addition, upon such a termination, he will be entitled to receive an amount equal to six months’ gross salary. Assuming such a termination occurred effective as of December 29, 2006, six months’ gross salary for Mr. de Kroon would amount to 64,000 Euros.

Voluntary Resignation

Each of Mr. Lundin, Ms. Loughran and Mr. Young may resign his or her employment with the Company for any reason upon 120 days prior written notice to the Company. Upon such a termination, the officer would be entitled to accrued and unpaid salary and benefits through and including the termination date. The Company may, by action of the Board, designate any day within such 120-day period as the effective date of the executive’s resignation, although the Company is required to pay the executive’s salary and benefits through the end of the 120-day notice period.

Mr. de Kroon’s employment agreement may be terminated by either him or Projecta on six months’ notice. Upon such a termination, he would be entitled to accrued and unpaid salary and benefits through and including the termination date.

Termination by Reason of Disability

The Company may, if authorized by the Board, terminate the employment of Mr. Lundin, Ms. Loughran or Mr. Young if he or she, because of physical or mental incapacity or disability, fails to perform the essential functions of his or her position for a continuous period of 180 days or any 180 days within any 12-month period. Upon such a termination, the officer would be entitled to accrued and unpaid salary and benefits through and including the termination date.

Termination by Reason of Death

If the employment of any of the executive officers is terminated as a result of death, their respective heirs, executors or administrators would be entitled to accrued and unpaid salary and benefits through and including the date of death.

Change-in-Control

In the event of a “corporate transaction” that occurs while Mr. Lundin, Ms. Loughran or Mr. Young is employed by the Company (or within three months of his or her termination of employment without cause or with good reason), the salary payable to each such executive will be increased to the annual rate of $750,000, $300,000 and $300,000, respectively. “Corporate transaction” is defined in the employment agreements to mean (i) the reorganization, merger or consolidation of the Company with, or the sale or other transfer of all or substantially all of the Company’s assets to, another entity or entities if 50% or less of the common equity of the surviving or resulting entity is owned by persons and entities which were the shareholders of the Company or its affiliates immediately prior to such merger, consolidation, sale or transfer, or (ii) the sale or other transfer of more than 50% of the outstanding common stock (or beneficial interests in Company voting securities).

Mr. de Kroon is not eligible to receive supplemental compensation upon a change-in-control of Projecta. However, the termination of his employment as a result of a change-in-control of Projecta is considered a termination “beyond his control,” entitling him to the benefits described above as applicable to him under “Termination by the Company Without Cause or by the Executive with Good Reason.”

2006 Director Compensation Table

The table below summarizes the compensation paid by the Company to non-employee directors for the fiscal year ended December 29, 2006.

Name	Fees Earned or Paid in Cash ($)		Total ($)
James S. Cownie	6,000	(1)	6,000

James M. Hoak	10,000	(2)	10,000

Wayne Kern	10,000	(2)	10,000

David J. Lundquist	10,000	(2)	10,000

David N. Walthall	12,000	(3)	12,000

(1)	Represents cash compensation of $1,500 per quarter for board membership.
(2)	Represents cash compensation of $1,500 per quarter for board membership and $500 per meeting for audit committee membership.
(3)	Represents cash compensation of $3,000 per quarter as lead director.

With the exception of the lead director, who receives cash compensation of $3,000 per quarter in director fees, the Company’s directors receive cash compensation of $1,500 each quarter. Directors are also reimbursed for reasonable out-of-pocket expenses incurred in attending board or committee meetings. Audit committee members receive an additional fee of $500 per audit committee meeting. The Audit Committee met five times in 2006 and also received three payments related to meetings in 2005.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table sets forth certain information regarding the beneficial ownership of the Company’s common stock as of March 23, 2007 by: (1) each of the Company’s executive officers and directors individually and (2) all of the Company’s executive officers and directors as a group. The address for each of the Company’s beneficial owners is c/o Da-Lite Screen Company, Inc., 3100 North Detroit Street, P.O. Box 137, Warsaw, Indiana 46581-0137.

Name	Shares		Percentage (1)
James S. Cownie	1,278.51	(2)	23.86%
James M. Hoak	1,750.69	(3)	32.67%
Wayne Kern	245.99	(4)	4.59%
David J. Lundquist	382.93	(5)	7.15%
David N. Walthall	307.62		5.74%
Richard E. Lundin	305.00	(6)	5.65%
Judith D. Loughran	167.00	(6)	3.09%
Jerry C. Young	75.00	(7)	1.39%
Peter A. de Kroon	—		—
All directors and executive officers as a group (9 people)	4,512.74		82.21%

(1)	Calculated based on 5,359.12 shares outstanding and excluding all options except as to each individual under options as described in notes (6) and (7) below, as the case may be.
(2)	Consists of (a) 1,041.51 shares held in a revocable trust for the benefit of Mr. Cownie for which he serves as trustee and (b) 237.00 shares held in a trust for the benefit of Mr. Cownie and his children for which he serves as trustee.
(3)	Consists of (a) 250.69 shares held in Mr. Hoak’s name and (b) 1,500.00 shares held by Mr. Hoak’s wife, Nancy J. Hoak.
(4)	Consists of (a) 146.51 shares held in Mr. Kern’s name and (b) 99.48 shares held by Mr. Kern’s wife, Donna Kern.
(5)	Represents 382.93 shares held in a revocable trust for the benefit of Mr. Lundquist for which he serves as trustee.
(6)	Includes options to purchase 40.00 shares.
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

Equity Compensation Plan Information

The following table summarizes the number of shares of the Company’s common stock that may be issued under its equity compensation plans as of December 29, 2006.

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Equity compensation plans approved by security holders	—	—	—

Equity compensation plans not approved by security holders	144.0	$16,978	—

Total	144.0	$16,978	—

Item 13.	Certain Relationships and Related Transactions.

None.

Item 14.	Principal Accountant Fees and Services.

The following table sets forth the aggregate fees for services related to the year ended December 29, 2006 provided by Deloitte & Touche LLP and December 30, 2005 provided by KPMG LLP, the Company’s principal accountants for such years.

	December 29, 2006	December 30, 2005
Audit fees (a)	$215,000	$229,370

Audit related fees (b)	19,000	25,514

Tax fees (c)	52,000	113,054

(a)	Audit fees represent fees billed for professional services rendered for the audit of the Company’s annual financial statements and review of quarterly financial statements and audit services provided in connection with other statutory or regulatory filings.
(b)	Audit Related fees represent fees billed for assurance services related to the audit of Da-Lite’s employee benefit plans.
(c)	Tax fees represent fees billed for services principally consisting of tax advisory and preparation services.

During fiscal 2005, the Company reviewed its existing practices regarding the use of Independent Registered Public Accounting Firms to provide non-audit and consulting services to ensure compliance with recent SEC proposals. Da-Lite’s audit committee adopted a policy which provides that the Company’s Independent Registered Public Accounting Firm may provide certain non-audit services which do not impair the auditors’ independence. In that regard, Da-Lite’s audit committee must pre-approve all audit services provided to the Company as well as non-audit services provided to the Company by its Independent Registered Public Accounting Firm. This policy is administered by Da-Lite’s senior corporate financial management which reports throughout the year to the Company’s audit committee. Da-Lite’s audit committee pre-approved all audit and non-audit services provided by Deloitte & Touche LLP in 2006 and KPMG LLP during 2005 and 2006.

PART IV

Item 15.	Exhibits and Financial Statement Schedules

The following documents are filed as a part of this report:

(a)(1)	Financial Statements:

Reports of Independent Registered Public Accounting Firms

Consolidated Balance Sheets as of December 29, 2006 and December 30, 2005

Consolidated Statements of Operations for the Years Ended December 29, 2006, December 30, 2005 and December 31, 2004

Consolidated Statements of Shareholders’ (Deficit) Equity and Comprehensive Income for the Years Ended December 29, 2006, December 30, 2005 and December 31, 2004

Consolidated Statements of Cash Flows for the Years Ended December 29, 2006, December 30, 2005 and December 31, 2004

Notes to Consolidated Financial Statements

(a)(2)	Financial Statement Schedules:

All schedules are omitted since the required information is not present or is not present in amounts sufficient to require submission of the schedule or because the information required is included in the consolidated financial statements or notes thereto.

(a)(3)	Exhibits required by Item 601 of Regulation S-K:

Exhibit No.	Description
3.1	Amended and Restated Articles of Incorporation of Da-Lite Screen Company, Inc. (incorporated by reference to Exhibit 3.1 to the Registrant’s Registration Statement on Form S-4, File No. 333-116673).

3.2	Amended and Restated By-Laws of Da-Lite Screen Company, Inc. (incorporated by reference to Exhibit 3.2 to the Registrant’s Registration Statement on Form S-4, File No. 333-116673).

4.1	Indenture dated as of May 18, 2004 between Da-Lite Screen Company, Inc. and Wilmington Trust Company (incorporated by reference to Exhibit 4.1 to the Registrant’s Registration Statement on Form S-4, File No. 333-116673).

4.2	Form of Exchange Note (incorporated by reference to Exhibit 4.2 to the Registrant’s Registration Statement on Form S-4, File No. 333-116673).

4.3	Registration Rights Agreement dated as of May 18, 2004 between Da-Lite Screen Company, Inc. and Morgan Stanley & Co. Incorporated (incorporated by reference to Exhibit 4.3 to the Registrant’s Registration Statement on Form S-4, File No. 333-116673).

10.1*	Amended and Restated Da-Lite Screen Company, Inc. 1999 Stock Option Plan (incorporated by reference to Exhibit 10.1 to the Registrant’s Registration Statement on Form S-4, File No. 333-116673).

10.2*	Employment Agreement dated as of April 5, 2004 between Da-Lite Screen Company, Inc. and Richard E. Lundin (incorporated by reference to Exhibit 10.2 to the Registrant’s Registration Statement on Form S-4, File No. 333-116673).

10.3*	Employment Agreement dated as of April 5, 2004 between Da-Lite Screen Company, Inc. and Judith D. Loughran (incorporated by reference to Exhibit 10.3 to the Registrant’s Registration Statement on Form S-4, File No. 333-116673).

10.4*	Employment Agreement dated as of April 5, 2004 between Da-Lite Screen Company, Inc. and Jerry C. Young (incorporated by reference to Exhibit 10.4 to the Registrant’s Registration Statement on Form S-4, File No. 333-116673).

10.5*	Employment Agreement Amendment dated as of August 28, 2006 between Da-Lite Screen Company, Inc. and Richard E. Lundin (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K dated September 1, 2006).

10.6*	Employment Agreement Amendment dated as of August 28, 2006 between Da-Lite Screen Company, Inc. and Judith D. Loughran (incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K dated September 1, 2006).

10.7*	Employment Agreement Amendment dated as of August 28, 2006 between Da-Lite Screen Company, Inc. and Jerry C. Young (incorporated by reference to Exhibit 10.3 to the Registrant’s Current Report on Form 8-K dated September 1, 2006).

10.8*	Employment Agreement dated as of September 23, 1996 between Projecta B.V. and Peter de Kroon.

10.9*	Employment Agreement Addendum dated as of January 1, 2004 between Projecta B.V. and Peter de Kroon.

10.10	Amended and Restated Shareholders Agreement dated as of July 15, 2004 among Da-Lite Screen Company, Inc. and the persons listed on the signature pages thereto (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K dated September 22, 2004).

14	Code of ethics

16	Letter Regarding Change in Certifying Accountant (incorporated by reference to Exhibit 16.1 to the Registrant’s Current Report on Form 8-K dated July 11, 2006).

21	Subsidiaries of Da-Lite Screen Company, Inc.

31.1	Certification of CEO pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of CFO pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of CEO pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of CFO pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	Indicates management contract or compensatory plan or arrangement.

(b)	Exhibits: The Exhibits required by Item 601 of Regulation S-K are reflected above in Section (a)(3) of this Item.

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

Date: March 23, 2007

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Richard E. Lundin	Chairman, President and Chief Executive Officer	March 23, 2007
Richard E. Lundin

/s/ Jerry C. Young	Vice President—Finance and Chief Financial Officer	March 23, 2007
Jerry C. Young

/s/ David N. Walthall	Lead Director	March 23, 2007
David N. Walthall

/s/ James S. Cownie	Director	March 23, 2007
James S. Cownie

/s/ James M. Hoak	Director	March 23, 2007
James M. Hoak

/s/ Wayne Kern	Director	March 23, 2007
Wayne Kern

/s/ David J. Lundquist	Director	March 23, 2007
Darvid J. Lundquist

EXHIBIT INDEX

The following documents are filed as a part of this report:

(a)(1)	Financial Statements:

Reports of Independent Registered Public Accounting Firms

Consolidated Balance Sheets as of December 29, 2006 and December 30, 2005

Consolidated Statements of Operations for the Years Ended December 29, 2006, December 30, 2005 and December 31, 2004

Consolidated Statements of Shareholders’ (Deficit) Equity and Comprehensive Income for the Years Ended December 29, 2006, December 30, 2005 and December 31, 2004

Consolidated Statements of Cash Flows for the Years Ended December 29, 2006, December 30, 2005 and December 31, 2004

Notes to Consolidated Financial Statements

(a)(2)	Financial Statement Schedules:

All schedules are omitted since the required information is not present or is not present in amounts sufficient to require submission of the schedule, or because the information required is included in the consolidated financial statements or notes thereto.

(a)(3)	Exhibits required by Item 601 of Regulation S-K:

Exhibit No.	Description
3.1	Amended and Restated Articles of Incorporation of Da-Lite Screen Company, Inc. (incorporated by reference to Exhibit 3.1 to the Registrant’s Registration Statement on Form S-4, File No. 333-116673).

3.2	Amended and Restated By-Laws of Da-Lite Screen Company, Inc. (incorporated by reference to Exhibit 3.2 to the Registrant’s Registration Statement on Form S-4, File No. 333-116673).

4.1	Indenture dated as of May 18, 2004 between Da-Lite Screen Company, Inc. and Wilmington Trust Company (incorporated by reference to Exhibit 4.1 to the Registrant’s Registration Statement on Form S-4, File No. 333-116673).

4.2	Form of Exchange Note (incorporated by reference to Exhibit 4.2 to the Registrant’s Registration Statement on Form S-4, File No. 333-116673).

4.3	Registration Rights Agreement dated as of May 18, 2004 between Da-Lite Screen Company, Inc. and Morgan Stanley & Co. Incorporated (incorporated by reference to Exhibit 4.3 to the Registrant’s Registration Statement on Form S-4, File No. 333-116673).

10.1*	Amended and Restated Da-Lite Screen Company, Inc. 1999 Stock Option Plan (incorporated by reference to Exhibit 10.1 to the Registrant’s Registration Statement on Form S-4, File No. 333-116673).

10.2*	Employment Agreement dated as of April 5, 2004 between Da-Lite Screen Company, Inc. and Richard E. Lundin (incorporated by reference to Exhibit 10.2 to the Registrant’s Registration Statement on Form S-4, File No. 333-116673).

10.3*	Employment Agreement dated as of April 5, 2004 between Da-Lite Screen Company, Inc. and Judith D. Loughran (incorporated by reference to Exhibit 10.3 to the Registrant’s Registration Statement on Form S-4, File No. 333-116673).

10.4*	Employment Agreement dated as of April 5, 2004 between Da-Lite Screen Company, Inc. and Jerry C. Young (incorporated by reference to Exhibit 10.4 to the Registrant’s Registration Statement on Form S-4, File No. 333-116673).

10.5*	Employment Agreement Amendment dated as of August 28, 2006 between Da-Lite Screen Company, Inc. and Richard E. Lundin (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K dated September 1, 2006).

10.6*	Employment Agreement Amendment dated as of August 28, 2006 between Da-Lite Screen Company, Inc. and Judith D. Loughran (incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K dated September 1, 2006).

10.7*	Employment Agreement Amendment dated as of August 28, 2006 between Da-Lite Screen Company, Inc. and Jerry C. Young (incorporated by reference to Exhibit 10.3 to the Registrant’s Current Report on Form 8-K dated September 1, 2006).

10.8*	Employment Agreement dated as of September 23, 1996 between Projecta B.V. and Peter de Kroon.

10.9*	Employment Agreement Addendum dated as of January 1, 2004 between Projecta B.V. and Peter de Kroon.

10.10	Amended and Restated Shareholders Agreement dated as of July 15, 2004 among Da-Lite Screen Company, Inc. and the persons listed on the signature pages thereto (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K dated September 22, 2004).

14	Code of ethics

16	Letter Regarding Change in Certifying Accountant (incorporated by reference to Exhibit 16.1 to the Registrant’s Current Report on Form 8-K dated July 11, 2006).

21	Subsidiaries of Da-Lite Screen Company, Inc.

31.1	Certification of CEO pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of CFO pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of CEO pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of CFO pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	Indicates management contract or compensatory plan or arrangement.

(b)	Exhibits: The Exhibits required by Item 601 of Regulation S-K are reflected above in Section (a)(3) of this Item.