Form 10-Q
period 2007-03-30
DA-LITE SCREEN CO INC
filed 2007-05-04
CIK 881665

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 30, 2007

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

As of May 1, 2007, there were 5,360.12 shares of the registrant’s common stock outstanding (all of which are privately owned and are not traded on any public market).

i

PART I

FINANCIAL INFORMATION

Item 1.	Condensed Consolidated Financial Statements.

DA-LITE SCREEN COMPANY, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(Dollars in thousands, except par value amount)

	(Unaudited) As of March 30, 2007	As of December 29, 2006
Assets
Current Assets:
Cash and cash equivalents	$17,665	$12,323
Short-term investments	2,550	4,584

Total cash and short-term investments	20,215	16,907
Accounts receivable, less allowance for doubtful accounts	18,313	16,620
Inventories	14,217	13,629
Prepaid expenses and other	1,545	667
Prepaid income taxes	131	136

Total current assets	54,421	47,959

Property, plant and equipment	57,044	56,483
Less accumulated depreciation	37,722	36,761

Net property, plant, and equipment	19,322	19,722

Goodwill	26,533	26,454
Other assets, net	3,527	3,361

	$103,803	$97,496

Liabilities and Stockholders’ Deficit
Current liabilities:
Accounts payable	$4,912	$4,388
Accrued expenses
Interest	5,004	1,656
Other	6,069	5,359

Total accrued expenses	11,073	7,015

Total current liabilities	15,985	11,403
Long-term debt	140,200	140,200

Total liabilities	156,185	151,603

Minority interest	1,142	1,112

Commitments and contingencies (note 9)
Stockholders’ deficit:
Common stock, $1 par value. Authorized 1,000,000 shares; issued 10,686 shares	11	11
Additional paid-in capital	618	618
Accumulated deficit	(32,902)	(34,479)
Accumulated other comprehensive income	3,032	2,750
Less treasury stock, 5,326.88 shares at March 30, 2007 and 5,321.88 shares at December 29, 2006 at cost	(24,283)	(24,119)

Total stockholders’ deficit	(53,524)	(55,219)

	$103,803	$97,496

See accompanying notes to condensed consolidated financial statements.

DA-LITE SCREEN COMPANY, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Dollars in thousands, unaudited)

	13 Weeks Ended March 30, 2007	13 Weeks Ended March 31, 2006
Net sales	$41,507	$42,976
Cost of sales	25,125	25,655

Gross profit	16,382	17,321
Selling, general, and administrative expenses	5,199	5,379

Operating income	11,183	11,942

Other expense (income):
Interest	2,953	3,486
Miscellaneous, net	189	(1)

Total other expense	3,142	3,485

Income before income taxes and minority interest	8,041	8,457
Income taxes	254	340
Minority interest	30	33

Net income	$7,757	$8,084

See accompanying notes to condensed consolidated financial statements.

DA-LITE SCREEN COMPANY, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Dollars in thousands, unaudited)

	13 weeks Ended March 30, 2007	13 weeks Ended March 31, 2006
Cash flows from operating activities:
Net income	$7,757	$8,084
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	902	1,008
Amortization and write-off of debt issuance costs	(167)	194
Minority interest earnings	30	33
Change in:
Accounts receivable	(1,647)	(2,121)
Inventories	(542)	(65)
Prepaid expenses and other	(878)	(106)
Accounts payable	496	494
Accrued expenses	4,051	2,968
Other	1	(19)

Net cash provided by operating activities	10,003	10,470

Cash flows from investing activities:
Purchase of property, plant and equipment	(356)	(915)
Purchases of short-term investments	(1,000)	(2,008)
Maturities of short-term investments	3,034	3,539

Net cash provided by investing activities	1,678	616

Cash flows from financing activities:
Distributions to stockholders	(6,180)	(5,975)
Repurchase of common stock	(164)	(97)
Exercise of common stock options	0	60

Net cash used in financing activities	(6,344)	(6,012)

Effect of foreign currency exchange rate changes on cash and cash equivalents	5	48

Net change in cash and cash equivalents	5,342	5,122
Cash and cash equivalents at beginning of period	12,323	7,008

Cash and cash equivalents at end of period	$17,665	$12,130

See accompanying notes to condensed consolidated financial statements.

DA-LITE SCREEN COMPANY, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

1. Basis of Presentation

The financial data presented herein is unaudited and should be read in conjunction with the consolidated financial statements and accompanying notes included in the annual report on Form 10-K filed by Da-Lite Screen Company, Inc. (together with all of its subsidiaries, the “Company” or “Da-Lite”) for the fiscal year ended December 29, 2006. In the opinion of management, the accompanying unaudited condensed consolidated financial statements include all of the adjustments necessary for a fair presentation of the financial position, results of operations and cash flows for the interim periods presented. Results for interim periods should not be considered indicative of results for the full year.

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

The Company uses a 52- or 53-week fiscal year ending on the last Friday of December. The first quarters of 2007 and 2006 were 13-week periods. The Company’s 2007 and 2006 fiscal years will be 52-week years.

2. Summary of Significant Accounting Policies and Estimates

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

Goodwill

Goodwill represents the excess of purchase price over the fair value of identifiable net assets acquired. The Company applies the provisions of the Financial Accounting Standards Board (FASB) Statement of Financial Accounting Standards (SFAS) No. 142 and management tests goodwill for impairment to determine whether its carrying value exceeds its implied fair value at least annually, or when events or changes in circumstances occur. Management calculates the implied fair value based on an income and market approach. These calculations include estimates of discount rates and market value multiples. Management has determined that its goodwill was not impaired in 2006 or during the period ended March 30, 2007. The change in the balance of goodwill from December 29, 2006 to March 30, 2007 is the result of foreign currency translation.

New Accounting Pronouncements

In February 2007, the FASB issued FAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities—Including an amendment of FASB Statement No. 115, (FAS 159) which permits entities to choose to measure many financial instruments and certain other items at fair value at specified election dates. A business entity is required to report unrealized gains and losses on items for which the fair value option has been elected in earnings at each subsequent reporting date. This statement is expected to expand the use of fair value measurement. FAS 159 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years.

In June 2006, the Financial Accounting Standards Board issued FASB Interpretation No. (FIN) 48, Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109. FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on accounting for derecognition, interest, penalties, accounting in interim periods, disclosure and classification of matters related to uncertainty in income taxes, and transitional requirements upon adoption of FIN 48. The Company adopted the provisions of FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes—an Interpretation of FASB Statement No. 109 (FIN 48), on December 30, 2006. The Company did not have any unrecognized tax benefits and there was no effect on our financial condition or results of operations as a result of implementing FIN 48.

We file income tax returns in various state and foreign jurisdictions. State jurisdictions that remain subject to examination range from 2004 to 2006. Foreign jurisdictions that remain subject to examination range from 2001 to 2006. We do not believe there will be any material changes in our unrecognized tax positions over the next 12 months.

Our policy is that we recognize interest and penalties accrued on any unrecognized tax benefits as a component of income tax expense. As of the date of adoption of FIN 48, the Company had no accrued interest or penalties, and no such expenses were recognized during the quarter.

In February 2006, the FASB issued FASB Statement No. 155, Accounting for Certain Hybrid Financial Statements–an amendment to FASB Statements No. 133 and 140 (SFAS 155), that allows a preparer to elect fair value measurement at acquisition, at issuance, or when a previously unrecognized financial instrument is subject to a re-measurement (new basis) event, on an instrument-by-instrument basis, in cases in which a derivative would otherwise have to be bifurcated. It also eliminates the exemption from applying Statement 144 to interests in securitized financial assets so that similar instruments are accounted for similarly regardless of the form of the instruments. The Company adopted the provisions of SFAS 155 on December 30, 2006. The adoption of SFAS 155 did not have an impact on the Company’s overall results of operations or financial position.

3. Reclassification

Certain cash flow information for the thirteen week period ended March 31, 2006 has been reclassified to conform to the fiscal 2007 financial statement presentation.

The Company considers interest bearing instruments with original maturities of three months or less at the date of purchase to be the equivalent of cash. The Company considers interest bearings instruments with original maturities greater than three months and less than twelve months as short-term investments. For the thirteen weeks ended March 31, 2006 the cash flow statement had incorrectly included approximately $5.5 million and $4.0 million of certificates of deposit with original maturities greater than three months as cash equivalents at the beginning of the period and at the end of the period respectively. This correction decreased net cash used in investing activities by $1.5 million in the consolidated statements of cash flows for the thirteen weeks ended March 31, 2006. These immaterial corrections were made to properly present cash equivalents pursuant to Statement of Financial Accounting Standard (SFAS) No. 95, Statement of Cash Flows.

4. Notes Payable, Revolving Credit Agreement and Long-term Debt

Long-term debt at March 30, 2007 and December 29, 2006 consisted only of Senior Notes due in 2011.

The Company issued $160 million of 9 1/2% senior unsecured notes due in May 2011 during fiscal year 2004, which were subsequently exchanged for substantially identical notes that were registered with the Securities and Exchange Commission (the “9 1/2% Senior Notes due 2011” or “Notes”). The net proceeds from the issuance of the Notes were used during fiscal year 2004 to retire approximately $15.0 million of indebtedness outstanding under a then-existing credit facility, to pay a special distribution to stockholders of approximately $134.6 million and for general corporate purposes. The Company may redeem any of the Notes beginning on May 15, 2007 with an initial redemption price of 109.5% of their principal amount plus accrued interest. In addition, before May 15, 2007, the Company may redeem up to 35% of the Notes at a redemption price of 109.5% of their principal amount plus accrued interest using the proceeds from sales of certain kinds of its capital stock. Any outstanding principal is due in May 2011 and interest is payable semi-annually in arrears on May 15 and November 15 of each year.

In the Indenture related to the 9 1/2% Senior Notes due 2011, the Company agreed to covenants that limit it and its restricted subsidiaries’ (i.e., Projecta B.V., Procolor S.A.S.) ability, among other things, to: (a) incur additional debt and issue preferred stock, (b) pay dividends, acquire shares of capital stock, make payments on subordinated debt or make investments, (c) place limitations on distributions from restricted subsidiaries, (d) issue or sell capital stock of restricted subsidiaries, (e) issue guarantees, (f) sell or exchange assets, (g) enter into transactions with stockholders and affiliates, (h) create liens and (i) effect mergers. In addition, if a change of control occurs, each holder of Notes will have the right to require the Company to repurchase all or part of the holder’s Notes at a price equal to 101% of their principal amount, plus any accrued interest to the date of purchase. The Company was in compliance with all covenants at March 30, 2007 and December 29, 2006.

The Company has an unsecured revolving credit facility that expires in May 2008 with maximum possible borrowings of $10.0 million which replaced the $5.0 million revolving credit facility that expired in May 2006. At March 30, 2007 and December 29, 2006, the Company had no outstanding balances under these lines of credit. Interest on outstanding borrowings related to the $10.0 million line of credit is calculated at the prime rate, which was 8.25% on March 30, 2007.

The Company’s Dutch subsidiary, Projecta, has an overdraft line of credit with maximum possible borrowings equal to 1.5 million Euros. Interest on outstanding borrowings related to this line of credit is calculated at the Fortis basic rate plus 1.50%, the sum of which was 6.00% on March 30, 2007. At March 30, 2007 and December 29, 2006, Projecta had no outstanding balances under this line of credit.

The Company has provided an insurance carrier with a standby letter of credit for $0.5 million for self-insured amounts under its insurance program.

5. Stock Options

The Company has a nonqualified stock option plan under which options are granted to certain employees. Options under the plan generally vest one-fifth each year from the anniversary date. During 2004, the Company also granted options to certain employees that were immediately 100% vested. The options expire after ten years from the date of grant. Fair value calculations are based on highly subjective assumptions. The Company used the Black-Scholes option pricing model using the minimum value method and determined that the fair value of grants made during 2004 was not material. The Company did not grant awards during the first quarter of 2007 or during fiscal year 2006.

The stock option activity and weighted average exercise prices follow:

	Year to Date
	Options	Exercise Price	Aggregate Intrinsic Value (in thousands)
Outstanding at December 29, 2006	144	$16,978
Forfeited	(2)	(9,000)

Outstanding at March 30, 2007	142	$17,091	$2,073

Exercisable at March 30, 2007	142	$17,091	$2,073

6. Inventories

The Company accounts for its inventory at the lower of cost or market using the first-in, first-out (FIFO) method. Inventory is comprised of the following (in thousands):

	March 30, 2007	December 29, 2006
Raw materials	$8,307	$7,714
Work in progress	2,178	2,069
Finished goods	3,732	3,846

	$14,217	$13,629

7. Accumulated Other Comprehensive Income (Loss)

The changes in the components of comprehensive income are as follows for the periods ended (in thousands):

	13 Weeks Ended March 30, 2007	13 Weeks Ended March 31, 2006
Net income	$7,757	$8,084
Other comprehensive income:
Foreign exchange translation adjustments	282	505

Total comprehensive income	$8,039	$8,589

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

Operating cash flow is the measure reported to the chief operating decision maker for use in assessing segment performance and allocating resources. Operating cash flow for assessing segment performance is net sales less cost of sales and selling, general, and administrative expenses excluding depreciation and amortization. The Company does not allocate costs between segments.

The following table presents financial information by segment for the periods stated (in thousands):

For the thirteen weeks ended:	13 Weeks Ended March 30, 2007	13 Weeks Ended March 31, 2006
Net sales:
United States	$34,437	$35,879
Europe	7,070	7,097

Total net sales	$41,507	$42,976

Operating income:
United States	$10,186	$10,790
Europe	997	1,152

Total operating income	$11,183	$11,942

As of:	March 30, 2007	December 29, 2006
Total assets
United States	$80,108	$73,512
Europe	23,695	23,984

Total assets	$103,803	$97,496

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

Overview

Da-Lite is one of the world’s leading manufacturers of projection screens primarily focused on the premium end of the market. Projection screens are the Company’s main product line and the Company produces three types: (1) electrically operated screens, which have the ability to retract into a concealed ceiling recess or into a wall-mounted case, (2) wall screens, which are normally mounted on an exposed wall surface and may either be manually retractable or attached to a rigid frame, and (3) portable screens, which can easily be set up and removed. Da-Lite also sells custom engineered rear projection systems and complementary presentation products such as lecterns, easels, audiovisual carts, monitor mounts and brackets for plasma and LCD displays.

Critical Accounting Policies

Da-Lite’s critical accounting policies are summarized in the Company’s Annual Report on Form 10K for the year ended December 29, 2006. As of March 30, 2007, the Company’s critical accounting policies had not changed from December 29, 2006.

Recent Accounting Pronouncements

In February 2007, the FASB issued FAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities—Including an amendment of FASB Statement No. 115, (FAS 159) which permits entities to choose to measure many financial instruments and certain other items at fair value at specified election dates. A business entity is required to report unrealized gains and losses on items for which the fair value option has been elected in earnings at each subsequent reporting date. This statement is expected to expand the use of fair value measurement. FAS 159 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years.

In June 2006, the Financial Accounting Standards Board issued FASB Interpretation No. (FIN) 48, Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109. FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on accounting for derecognition, interest, penalties, accounting in interim periods, disclosure and classification of matters related to uncertainty in income taxes, and transitional requirements upon adoption of FIN 48. The Company adopted the provisions of FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes—an Interpretation of FASB Statement No. 109 (FIN 48), on December 30, 2006. The Company did not have any unrecognized tax benefits and there was no effect on our financial condition or results of operations as a result of implementing FIN 48.

We file income tax returns in various state and foreign jurisdictions. State jurisdictions that remain subject to examination range from 2004 to 2006. Foreign jurisdictions that remain subject to examination range from 2001 to 2006. We do not believe there will be any material changes in our unrecognized tax positions over the next 12 months.

Our policy is that we recognize interest and penalties accrued on any unrecognized tax benefits as a component of income tax expense. As of the date of adoption of FIN 48, the Company had no accrued interest or penalties, and no such expenses were recognized during the quarter.

In February 2006, the FASB issued FASB Statement No. 155, Accounting for Certain Hybrid Financial Statements–an amendment to FASB Statements No. 133 and 140 (SFAS 155), that allows a preparer to elect fair value measurement at acquisition, at issuance, or when a previously unrecognized financial instrument is subject to a re-measurement (new basis) event, on an instrument-by-instrument basis, in cases in which a derivative would otherwise have to be bifurcated. It also eliminates the exemption from applying Statement 144 to interests in securitized financial assets so that similar instruments are accounted for similarly regardless of the form of the instruments. The Company adopted the provisions of SFAS 155 on December 30, 2006. The adoption of SFAS 155 did not have an impact on the Company’s overall results of operations or financial position.

Results of Operations

Thirteen Weeks Ended March 30, 2007, Compared with Thirteen Weeks Ended March 31, 2006

Net Sales. Net sales were $41.5 million for the 13 weeks ended March 30, 2007, as compared to $43.0 million for the 13 weeks ended March 31, 2006, a decrease of $1.5 million or 3.4%. Net sales by the Company’s United States (U.S.) operations decreased 4.0%. In the U.S., electric screen sales increased $0.6 million primarily because demand for the Company’s core business of electrically operated screens with viewing surfaces measuring 100 inches in diagonal and above continues to grow. Wall screen sales decreased $0.8 million and were likely impacted by a slowdown in the housing market and increased competition from imports and larger plasma screens that has reduced the demand for the Company’s products used in home theaters. Portable screen sales decreased $0.1 million and sales of other products decreased $1.1 million from 2006 levels. The decrease in sales of other products was a result of lower sales of screen fabric. Net sales from the Company’s European subsidiaries were unchanged in U.S. dollars. The stronger Euro produced an increase of $0.6 million. A decrease in volume of $0.6 million is primarily the result of a reduction in demand for screens attributed to the World Cup Soccer event in 2006.

Cost of Sales. The cost of sales was $25.1 million for the 13 weeks ended March 30, 2007, as compared to $25.7 million for the 13 weeks ended March 31, 2006, a decrease of $0.6 million, or 2.1%. As a percentage of net sales, the cost of sales represented 60.5% and 59.7% for the 13 weeks ended March 30, 2007 and for the 13 weeks ended March 31, 2006, respectively. This constitutes a 0.8 percentage-point reduction in margin. Margins at our U.S. facilities decreased 0.2 points due to a shift in customer and product mix in the period. Margins at our European operations decreased 2.2 points reflecting the decrease in product volumes.

Selling, General and Administrative Expenses. Selling, general and administrative expenses were $5.2 million for the 13 weeks ended March 30, 2007, as compared to $5.4 million for the 13 weeks ended March 31, 2006. Selling, general and administrative expenses in the U.S. decreased $0.1 million as increases in legal fees related to patent litigation were offset by decreases in marketing costs of $0.2 million, compensation costs of $0.1 million and travel costs of $0.1 million. Selling, general and administrative expenses in Europe decreased $0.1 million as a result of decreases in marketing costs.

Interest. Interest expense totaled $3.0 million for the 13 weeks ended March 30, 2007, as compared to $3.5 million for the 13 weeks ended March 31, 2006, a decrease of $0.5 million. The decrease was a result of a reduction in the outstanding amount of the 9 1/2% Senior Notes due 2011 issued in May 2004 and a change in the calculation of the amortization of debt issuance costs.

Miscellaneous, net. Miscellaneous, net was expense of $0.2 million for the 13 weeks ended March 30, 2007, as compared to $0.0 million for the 13 weeks ended March 31, 2006, an increase of $0.2 million.

Income Taxes. As a subchapter S corporation for United States tax purposes, the Company is generally not subject to United States federal and state income taxation. Rather, the Company’s income, gains, losses, deductions and credits flow through to its stockholders, and the Company makes distributions to them to meet their tax obligations at an assumed maximum federal and state tax rate (based on the state with the highest tax rate in which any of the Company’s stockholders reside). This assumed rate was 40.4% for the 13 weeks ended March 30, 2007 and for the 13 weeks ended March 31, 2006. The Company pays foreign income taxes on the earnings of its European subsidiaries.

Net Income. As a result of the aforementioned factors, net income decreased $0.3 million from $8.1 million for the 13 weeks ended March 31, 2006 to $7.8 million for the 13 weeks ended March 30, 2007.

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

Management believes the principal indicators of the Company’s liquidity are its cash position (total cash and short-term investments), remaining availability under its bank credit facilities and its excess working capital. At March 30, 2007, the Company’s cash position was $20.2 million, an increase of $3.3 million from December 29, 2006. Additionally, the Company had an unsecured revolving credit facility, with maximum possible borrowings equal to $10.0 million, which expires in May 2008. Interest on any outstanding borrowings related to this line of credit is calculated at the prime rate, which was 8.25% on March 30, 2007. At March 30, 2007 and December 29, 2006, the Company had no outstanding balances under this line of credit. Da-Lite’s working capital position increased to $38.4 million (including $20.2 million of total cash and short-term investments) at March 30, 2007, from $36.6 million (including $16.9 million of total cash and short-term investments) at December 29, 2006.

The Company’s Dutch subsidiary, Projecta, has an overdraft line of credit, with maximum possible borrowings equal to 1.5 million Euros. Interest on outstanding borrowings related to this line of credit is calculated at the Fortis Basic Rate plus 1.50%, the sum of which was 6.00% on March 30, 2007. At March 30, 2007 and December 29, 2006, Projecta had no outstanding balances under this line of credit.

Cash Flows

For the 13 weeks ended March 30, 2007, cash provided by operating activities was $10.0 million, as compared to $10.5 million for the 13 weeks ended March 31, 2006, a decrease of $0.5 million or 4.5%. Cash provided by investing activities was $1.7 million for the 13 weeks ended March 30, 2007, as compared to $0.6 million for the 13 weeks ended March 31, 2006. Cash provided by investing activities in 2007 resulted from a reduction in short-term investments of $2.0 million partially offset by capital expenditures of $0.4 million. In 2006, cash provided by investing activities resulted from a reduction in short-term investments of $1.5 million partially offset by capital expenditures of $0.9 million. Cash used in financing activities was $6.3 million during the 13 weeks ended March 30, 2007, as compared to $6.0 million for the 13 weeks ended March 31, 2006. The increase in cash used for financing activities in 2007 was related to an increase of $0.2 million in distributions to shareholders to pay estimated taxes.

Capital Expenditures

Capital expenditures were $0.4 million during the first quarter of 2007 compared to $0.9 million during the first quarter of 2006. The Company’s management currently expects to spend approximately $2.5 million on capital expenditures in 2007 using cash generated from operations.

Contractual Obligations

The following table sets forth, as of March 30, 2007, certain of the Company’s contractual obligations:

	Payments due by period
Contractual Obligations	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
	(in millions)
Interest and principal payments for senior debt	$200.1	13.3	26.6	160.2	–
Self-insurance letter of credit	0.5	0.5	–	–	–

Total	$200.6	13.8	26.6	160.2	–

Distributions

As a subchapter S corporation under the Internal Revenue Code of 1986, Da-Lite is not subject to U.S. federal income taxes. Instead, such taxes are payable by Da-Lite’s stockholders. Distributions are made by Da-Lite to its stockholders to pay estimated taxes relating to taxable income allocated to them by the Company on a quarterly basis. Tax related distributions were $3.0 million and $2.8 million for the 13 weeks ended March 30, 2007 and the 13 weeks ended March 31, 2006, respectively.

The Company has paid regular distributions to its stockholders in 2007 and 2006 at the monthly rate of $200 per share or $1.1 million in the aggregate, subject to the covenants contained in the indenture related to its notes.

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

The Company’s sales are not materially dependent on a single customer or a small group of customers. No one individual customer balance represented more than 5% of the Company’s total outstanding receivables as of March 30, 2007. Credit risk associated with the Company’s receivables is representative of the geographic, industry and customer diversity associated with the Company’s global business.

The Company also maintains credit controls for evaluating and granting customer credit. As a result, the Company may require that customers provide some type of financial guarantee in certain circumstances.

Foreign Currency Risk

Da-Lite routinely uses forward exchange contracts to economically hedge raw material purchases from vendors outside of the country of purchase.

Interest Rate Risk

The Company has two credit facilities available for general corporate purposes that are subject to variable interest rates. Interest related to any outstanding balances on the Company’s $10.0 million revolving credit facility in the U.S. is calculated at the prime rate, which was 8.25% on March 30, 2007. At March 30, 2007, the Company had no outstanding balances under this revolving credit facility. Interest on outstanding borrowings in Europe, related to Projecta’s overdraft line of credit, is calculated at the Fortis Basic Rate plus 1.50%, the sum of which was 6.00% on March 30, 2007. At March 30, 2007, Projecta had no outstanding balances under this credit facility.

At March 30, 2007, the Company had $140.2 million in fixed-rate long-term debt outstanding. There is no interest rate risk associated with the Company’s fixed rate debt. The fair market value of the fixed-rate debt (based on discounted cash flows reflecting borrowing rates currently available for debt with similar terms and maturities) varies with fluctuations in interest rates. A 10% decrease in interest rates would have changed the fair market value of the fixed-rate debt to approximately $152 million from the fair value of approximately $147 million at March 30, 2007. Note that financial instruments are described as cash or contractual obligations or rights to pay or receive cash. The fair value of all other financial instruments approximates the carrying value because of the short-term maturity of these instruments.

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

During the 13 weeks ended March 30, 2007, the Company repurchased 5.0 shares from stockholders. These transactions were exempt from registration pursuant to, among other things, Section 4(2) of the Securities Act of 1933, as amended.

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
Jerry C. Young
Vice President –Finance and Chief Financial Officer (Principal Financial and Accounting Officer)

Date: May 1, 2007

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