Form 10-Q
period 2007-06-29
DA-LITE SCREEN CO INC
filed 2007-07-31
CIK 881665

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 29, 2007

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

As of July 31, 2007, there were 5,360.12 shares of the registrant’s common stock outstanding (all of which are privately owned and are not traded on any public market).

i

PART I

FINANCIAL INFORMATION

Item 1.	Condensed Consolidated Financial Statements.

DA-LITE SCREEN COMPANY, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(Dollars in thousands, except par value amount)

	(Unaudited) As of June 29, 2007	As of December 29, 2006
Assets
Current Assets:
Cash and cash equivalents	$8,747	$12,323
Short-term investments	2,550	4,584

Total cash and short-term investments	11,297	16,907
Accounts receivable, less allowance for doubtful accounts	17,868	16,620
Inventories	15,653	13,629
Prepaid expenses and other	1,538	667
Prepaid income taxes	350	136

Total current assets	46,706	47,959

Property, plant and equipment	57,778	56,483
Less accumulated depreciation	38,687	36,761

Net property, plant, and equipment	19,091	19,722

Goodwill	26,597	26,454
Other assets, net	3,358	3,361

	$95,752	$97,496

Liabilities and Stockholders’ Deficit
Current liabilities:
Accounts payable	$3,808	$4,388
Accrued expenses
Interest	1,665	1,656
Other	5,307	5,359

Total accrued expenses	6,972	7,015

Total current liabilities	10,780	11,403
Long-term debt	140,200	140,200

Total liabilities	150,980	151,603

Minority interest	1,161	1,112

Commitments and contingencies (note 9)

Stockholders’ deficit:
Common stock, $1 par value. Authorized 1,000,000 shares; issued 10,686 shares	11	11
Additional paid-in capital	650	618
Accumulated deficit	(35,933)	(34,479)
Accumulated other comprehensive income	3,216	2,750
Less treasury stock, 5,325.88 shares at June 29, 2007 and 5,321.88 shares at December 29, 2006 at cost	(24,333)	(24,119)

Total stockholders’ deficit	(56,389)	(55,219)

	$95,752	$97,496

See accompanying notes to condensed consolidated financial statements.

DA-LITE SCREEN COMPANY, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Dollars in thousands, unaudited)

	13 Weeks Ended June 29, 2007	13 Weeks Ended June 30, 2006	26 Weeks Ended June 29, 2007	26 Weeks Ended June 30, 2006
Net sales	$42,440	$43,367	$83,947	$86,343
Cost of sales	26,325	26,229	51,450	51,884

Gross profit	16,115	17,138	32,497	34,459
Selling, general, and administrative expenses	5,401	4,588	10,600	9,967

Operating income	10,714	12,550	21,897	24,492

Other expense:
Interest	3,291	3,572	6,244	7,058
Miscellaneous	222	524	411	523

Total other expense	3,513	4,096	6,655	7,581

Income before income taxes and minority interest	7,201	8,454	15,242	16,911
Income taxes	132	441	386	781
Minority interest	19	42	49	75

Net income	$7,050	$7,971	$14,807	$16,055

See accompanying notes to condensed consolidated financial statements.

DA-LITE SCREEN COMPANY, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Dollars in thousands, unaudited)

	26 Weeks Ended June 29, 2007	26 Weeks Ended June 30, 2006
Cash flows from operating activities:
Net income	$14,807	$16,055
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	1,805	2,053
Amortization and write-off of debt issuance costs	3	493
Minority interest earnings	49	75
Change in:
Accounts receivable	(1,170)	(1,896)
Inventories	(1,942)	(195)
Prepaid expenses and other	(866)	(1,045)
Accounts payable	(631)	(643)
Accrued expenses	(283)	342
Other	—	963

Net cash provided by operating activities	11,772	16,202

Cash flows from investing activities:
Purchase of property, plant and equipment	(920)	(1,495)
Purchases of short-term investments	(2,550)	(4,533)
Maturities of short-term investments	4,584	5,539

Net cash provided by (used in) investing activities	1,114	(489)

Cash flows from financing activities:
Payments to retire senior notes	—	(4,000)
Distributions to stockholders	(16,261)	(16,530)
Repurchase of common stock	(227)	(338)
Exercise of common stock options	45	84

Net cash used in financing activities	(16,443)	(20,784)

Effect of foreign currency exchange rate changes on cash and cash equivalents	(19)	114

Net change in cash and cash equivalents	(3,576)	(4,957)
Cash and cash equivalents at beginning of period	12,323	7,008

Cash and cash equivalents at end of period	$8,747	$2,051

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

The Company uses a 52- or 53-week fiscal year ending on the last Friday of December. The second quarters of 2007 and 2006 were 13-week periods. The Company’s 2007 and 2006 fiscal years will be 52-week years.

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

Goodwill

Goodwill represents the excess of purchase price over the fair value of identifiable net assets acquired. The Company applies the provisions of the Financial Accounting Standards Board (FASB) Statement of Financial Accounting Standards (SFAS) No. 142 and management tests goodwill for impairment to determine whether its carrying value exceeds its implied fair value at least annually, or when events or changes in circumstances occur. Management calculates the implied fair value based on an income and market approach. These calculations include estimates of discount rates and market value multiples. Management has determined that its goodwill was not impaired in 2006 or during the period ended June 29, 2007. The change in the balance of goodwill from December 29, 2006 to June 29, 2007 is the result of foreign currency translation.

New Accounting Pronouncements

In February 2007, the Financial Accounting Standards Board (FASB) issued FAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities—Including an amendment of FASB Statement No. 115, (FAS 159) which permits entities to choose to measure many financial instruments and certain other items at fair value at specified election dates. A business entity is required to report unrealized gains and losses on items for which the fair value option has been elected in earnings at each subsequent reporting date. This statement is expected to expand the use of fair value measurement. FAS 159 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. The Company is currently evaluating the impact of adopting FAS 159.

In June 2006, the FASB ratified Emerging Issues Task Force Issue No. 06-3 (EITF 06-3), How Taxes Collected from Customers and Remitted to Governmental Authorities Should be Presented in the Income Statement (That Is, Gross versus Net Presentation). EITF 06-3 applies to any tax assessed by a governmental authority that is directly imposed on a revenue-producing transaction between a seller and a customer. EITF 06-3 allows companies to present taxes either gross within revenue and expense or net. If taxes subject to this issue are significant, a company is required to disclose its accounting policy for presenting taxes and the amount of such taxes that are recognized on a gross basis. The Company currently presents such taxes net. The Company adopted EITF 06-03 during the first quarter of 2007.

In June 2006, the FASB issued FASB Interpretation No. (FIN) 48, Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109. FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on accounting for derecognition, interest, penalties, accounting in interim periods, disclosure and classification of matters related to uncertainty in income taxes, and transitional requirements upon adoption of FIN 48. The Company adopted the provisions of FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes—an Interpretation of FASB Statement No. 109 (FIN 48), on December 30, 2006. The Company did not have any unrecognized tax benefits and there was no effect on our financial condition or results of operations as a result of implementing FIN 48.

We file income tax returns in various state and foreign jurisdictions. State jurisdictions that remain subject to examination range from 2004 to 2006. Netherlands tax returns that remain subject to examination range from 2001 to 2006. We do not believe there will be any material changes in our unrecognized tax positions over the next 12 months.

Our policy is that we recognize interest and penalties accrued on any unrecognized tax benefits as a component of income tax expense. As of the date of adoption of FIN 48, the Company had no accrued interest or penalties, and no such expenses were recognized during the quarter.

In February 2006, the FASB issued FASB Statement No. 155, Accounting for Certain Hybrid Financial Statements—an amendment to FASB Statements No. 133 and 140 (SFAS 155), that allows a preparer to elect fair value measurement at acquisition, at issuance, or when a previously unrecognized financial instrument is subject to a re-measurement (new basis) event, on an instrument-by-instrument basis, in cases in which a derivative would otherwise have to be bifurcated. It also eliminates the exemption from applying Statement 144 to interests in securitized financial assets so that similar instruments are accounted for similarly regardless of the form of the instruments. The Company adopted the provisions of SFAS 155 on December 30, 2006. The adoption of SFAS 155 did not have an impact on the Company’s overall results of operations or financial position.

3. Reclassification

Certain cash flow information for the twenty six weeks ended June 30, 2006 has been reclassified to conform to the fiscal 2007 financial statement presentation.

The Company considers interest bearing instruments with original maturities of three months or less at the date of purchase to be the equivalent of cash. The Company considers interest bearing instruments with original maturities greater than three months and less than twelve months as short-term investments. For the twenty six weeks ended June 30, 2006 the cash flow statement had incorrectly included approximately $5.5 million and $4.5 million of certificates of deposit with original maturities greater than three months as cash equivalents at the beginning of the period and at the end of the period respectively. This correction decreased net cash used in investing activities by $1.0 million in the consolidated statements of cash flows for the twenty six weeks ended June 30, 2006. These immaterial corrections were made to properly present cash equivalents pursuant to Statement of Financial Accounting Standard (SFAS) No. 95, Statement of Cash Flows.

4. Notes Payable, Revolving Credit Agreement and Long-term Debt

Long-term debt at June 29, 2007 and December 29, 2006 consisted only of Senior Notes due in 2011.

The Company issued $160 million of 9 1/ 2% senior unsecured notes due in May 2011 during fiscal year 2004, which were subsequently exchanged for substantially identical notes that were registered with the Securities and Exchange Commission (the “9 1/2% Senior Notes due 2011” or “Notes”). The net proceeds from the issuance of the Notes were used during fiscal year 2004 to retire approximately $15.0 million of indebtedness outstanding under a then-existing credit facility, to pay a special distribution to stockholders of approximately $134.6 million and for general corporate purposes. The Company may redeem any of the Notes beginning on May 15, 2007 with an initial redemption price of 109.5% of their principal amount plus accrued interest. Any outstanding principal is due in May 2011 and interest is payable semi-annually in arrears on May 15 and November 15 of each year.

In the Indenture related to the 9 1/2% Senior Notes due 2011, the Company agreed to covenants that limit it and its restricted subsidiaries’ (i.e., Projecta B.V., Procolor S.A.S.) ability, among other things, to: (a) incur additional debt and issue preferred stock, (b) pay dividends, acquire shares of capital stock, make payments on subordinated debt or make investments, (c) place limitations on distributions from restricted subsidiaries, (d) issue or sell capital stock of restricted subsidiaries, (e) issue guarantees, (f) sell or exchange assets, (g) enter into transactions with stockholders and affiliates, (h) create liens and (i) effect mergers. In addition, if a change of control occurs, each holder of Notes will have the right to require the Company to repurchase all or part of the holder’s Notes at a price equal to 101% of their principal amount, plus any accrued interest to the date of purchase. The Company was in compliance with all covenants at June 29, 2007 and December 29, 2006.

The Company has an unsecured revolving credit facility that expires in May 2008 with maximum possible borrowings of $10.0 million which replaced the $5.0 million revolving credit facility that expired in May 2006. At June 29, 2007 and December 29, 2006, the Company had no outstanding balances under these lines of credit. Interest on outstanding borrowings related to the $10.0 million line of credit is calculated at the prime rate, which was 8.25% on June 29, 2007.

The Company’s Dutch subsidiary, Projecta, has an overdraft line of credit with maximum possible borrowings equal to 1.5 million Euros. Interest on outstanding borrowings related to this line of credit is calculated at the Fortis basic rate plus 1.50%, the sum of which was 6.25% on June 29, 2007. At June 29, 2007 and December 29, 2006, Projecta had no outstanding balances under this line of credit.

The Company has provided an insurance carrier with a standby letter of credit for $0.5 million for self-insured amounts under its insurance program.

5. Stock Options

The Company has a nonqualified stock option plan under which options are granted to certain employees. Options under the plan generally vest one-fifth each year from the anniversary date. During 2004, the Company also granted options to certain employees that were immediately 100% vested. The options expire after ten years from the date of grant. Fair value calculations are based on highly subjective assumptions. The Company used the Black-Scholes option pricing model using the minimum value method and determined that the fair value of grants made during 2004 was not material. The Company did not grant awards during the first half of 2007 or during fiscal year 2006.

The stock option activity and weighted average exercise prices follow:

	Year to Date
	Options	Average Exercise Price	Aggregate Intrinsic Value (in thousands)
Outstanding at December 29, 2006	144	$16,978
Exercised	(3)	$(15,418)
Forfeited	(2)	$(9,000)

Outstanding at June 29, 2007	139	$17,127	$1,596

Exercisable at June 29, 2007	139	$17,127	$1,596

6. Inventories

The Company accounts for its inventory at the lower of cost or market using the first-in, first-out (FIFO) method. Inventory is comprised of the following (in thousands):

	June 29, 2007	December 29, 2006
Raw materials	$9,731	$7,714
Work in progress	2,393	2,069
Finished goods	3,529	3,846

	$15,653	$13,629

7. Accumulated Other Comprehensive Income

The changes in the components of comprehensive income are as follows for the periods ended (in thousands):

	13 Weeks Ended June 29, 2007	13 Weeks Ended June 30, 2006	26 weeks Ended June 29, 2007	26 weeks Ended June 30, 2006
Net income	$7,050	$7,971	$14,807	$16,055
Other comprehensive income:
Foreign exchange translation adjustments	184	1,109	466	1,614

Total comprehensive income	$7,234	$9,080	$15,273	$17,669

8. Segment Information

The Company primarily manufactures projection screens and other meeting room products that are sold throughout the United States and Europe. Based on its operations, the Company has established two reportable segments: United States and Europe. The United States segment includes the operations of Da-Lite excluding its foreign subsidiaries. The Europe segment includes the operations of Projecta and Procolor. All intersegment transactions have been eliminated. Information regarding the sales of specific product categories within the Company’s geographic business segments is not presented because it is not practical to determine these amounts.

Operating cash flow is the measure reported to the chief operating decision maker for use in assessing segment performance and allocating resources. Operating cash flow for assessing segment performance is net sales less cost of sales and selling, general, and administrative expenses excluding depreciation and amortization. The Company does not allocate costs between segments.

The following table presents financial information by segment for the periods stated (in thousands):

For the thirteen weeks ended:	13 Weeks Ended June 29, 2007	13 Weeks Ended June 30, 2006	26 Weeks Ended June 29, 2007	26 Weeks Ended June 30, 2006
Net sales:
United States	$36,080	$35,851	$70,517	$71,730
Europe	6,360	7,516	13,430	14,613

Total net sales	$42,440	$43,367	$83,947	$86,343

Operating income:
United States	$10,098	$11,070	$20,284	$21,860
Europe	616	1,480	1,613	2,632

Total operating income	$10,714	$12,550	$21,897	$24,492

As of:	June 29, 2007	December 29, 2006
Total assets
United States	$72,284	$73,512
Europe	23,468	23,984

Total assets	$95,752	$97,496

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

10. Subsequent Event

Subsequent to June 29, 2007, the Company repurchased $4.0 million of the outstanding $140.2 million principal amount of its 9 1/2% Senior Notes due 2011 from the open market using cash on hand for an aggregate purchase price of $4.3 million. The Company retired these Notes and expects to incur an expense of $0.4 million during the third quarter related to the premium paid in the transaction and the write-off of deferred financing costs.

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

Critical Accounting Policies

Da-Lite’s critical accounting policies are summarized in the Company’s Annual Report on Form 10K for the year ended December 29, 2006. As of June 29, 2007, the Company’s critical accounting policies had not changed from December 29, 2006.

Recent Accounting Pronouncements

In February 2007, the Financial Accounting Standards Board (FASB) issued FAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities—Including an amendment of FASB Statement No. 115, (FAS 159) which permits entities to choose to measure many financial instruments and certain other items at fair value at specified election dates. A business entity is required to report unrealized gains and losses on items for which the fair value option has been elected in earnings at each subsequent reporting date. This statement is expected to expand the use of fair value measurement. FAS 159 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. The Company is currently evaluating the impact of adopting FAS 159.

In June 2006, the FASB ratified Emerging Issues Task Force Issue No. 06-3 (EITF 06-3), How Taxes Collected from Customers and Remitted to Governmental Authorities Should be Presented in the Income Statement (That Is, Gross versus Net Presentation). EITF 06-3 applies to any tax assessed by a governmental authority that is directly imposed on a revenue-producing transaction between a seller and a customer. EITF 06-3 allows companies to present taxes either gross within revenue and expense or net. If taxes subject to this issue are significant, a company is required to disclose its accounting policy for presenting taxes and the amount of such taxes that are recognized on a gross basis. The Company currently presents such taxes net. The Company adopted EITF 06-03 during the first quarter of 2007.

In June 2006, the FASB issued FASB Interpretation No. (FIN) 48, Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109. FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on accounting for derecognition, interest, penalties, accounting in interim periods, disclosure and classification of matters related to uncertainty in income taxes, and transitional requirements upon adoption of FIN 48. The Company adopted the provisions of FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes—an Interpretation of FASB Statement No. 109 (FIN 48), on December 30, 2006. The Company did not have any unrecognized tax benefits and there was no effect on our financial condition or results of operations as a result of implementing FIN 48.

We file income tax returns in various state and foreign jurisdictions. State jurisdictions that remain subject to examination range from 2004 to 2006. Netherlands tax returns that remain subject to examination range from 2001 to 2006. We do not believe there will be any material changes in our unrecognized tax positions over the next 12 months.

Our policy is that we recognize interest and penalties accrued on any unrecognized tax benefits as a component of income tax expense. As of the date of adoption of FIN 48, the Company had no accrued interest or penalties, and no such expenses were recognized during the quarter.

In February 2006, the FASB issued FASB Statement No. 155, Accounting for Certain Hybrid Financial Statements—an amendment to FASB Statements No. 133 and 140 (SFAS 155), that allows a preparer to elect fair value measurement at acquisition, at issuance, or when a previously unrecognized financial instrument is subject to a re-measurement (new basis) event, on an instrument-by-instrument basis, in cases in which a derivative would otherwise have to be bifurcated. It also eliminates the exemption from applying Statement 144 to interests in securitized financial assets so that similar instruments are accounted for similarly regardless of the form of the instruments. The Company adopted the provisions of SFAS 155 on December 30, 2006. The adoption of SFAS 155 did not have an impact on the Company’s overall results of operations or financial position.

Results of Operations

Thirteen Weeks Ended June 29, 2007, Compared with Thirteen Weeks Ended June 30, 2006

Net Sales. Net sales were $42.4 million for the 13 weeks ended June 29, 2007, as compared to $43.4 million for the 13 weeks ended June 30, 2006, a decrease of $1.0 million or 2.3%. Net sales by the Company’s United States (U.S.) operations increased 0.6%. In the U.S., electric screen sales increased $0.4 million primarily because demand for the Company’s core business of electrically operated screens with viewing surfaces measuring 100 inches in diagonal and above continues to grow. Wall screen sales decreased $0.6 million and were likely impacted by a slowdown in the housing market and increased competition from imports and larger plasma screens that has reduced the demand for the Company’s products used in home theaters. Portable screen sales increased $0.7 million due to demand from the rental market. Sales of other products decreased $0.3 million from 2006 levels primarily due to lower sales of screen fabric. Net sales from the Company’s European subsidiaries decreased $1.2 million or 15.4%. The stronger Euro produced an increase of $0.4 million. A decrease in volume of $1.6 million is primarily the result of a reduction in demand for screens attributed to the World Cup Soccer event in 2006.

Cost of Sales. The cost of sales was $26.3 million for the 13 weeks ended June 29, 2007, as compared to $26.2 million for the 13 weeks ended June 30, 2006, an increase of $0.1 million, or 0.4%. As a percentage of net sales, the cost of sales represented 62.0% and 60.5% for the 13 weeks ended June 29, 2007 and for the 13 weeks ended June 30, 2006, respectively. This constitutes a 1.5 percentage-point reduction in margin. Margins at our U.S. facilities decreased 0.9 points due to a shift in customer and product mix in the period. Margins at our European operations decreased 4.0 points reflecting the decrease in product volumes.

Selling, General and Administrative Expenses. Selling, general and administrative expenses were $5.4 million for the 13 weeks ended June 29, 2007, as compared to $4.6 million for the 13 weeks ended June 30, 2006. Selling, general and administrative expenses in the U.S. increased $0.7 million as a result of increases in legal fees related to patent defense, marketing costs and bad debts. Selling, general and administrative expenses in Europe increased $0.1 million as a result of increases in marketing costs.

Interest. Interest expense totaled $3.3 million for the 13 weeks ended June 29, 2007, as compared to $3.6 million for the 13 weeks ended June 30, 2006, a decrease of $0.3 million. The decrease was a result of a reduction in the outstanding amount of the 9 1/2% Senior Notes due 2011 issued in May 2004.

Miscellaneous. Miscellaneous was an expense of $0.2 million for the 13 weeks ended June 29, 2007, as compared to $0.5 million for the 13 weeks ended June 30, 2006, a decrease of $0.3 million.

Income Taxes. As a subchapter S corporation for United States tax purposes, the Company is generally not subject to United States federal and state income taxation. Rather, the Company’s income, gains, losses, deductions and credits flow through to its stockholders, and the Company makes distributions to them to meet their tax obligations at an assumed maximum federal and state tax rate (based on the state with the highest tax rate in which any of the Company’s stockholders reside). This assumed rate was 40.4% for the 13 weeks ended June 29, 2007 and for the 13 weeks ended June 30, 2006. The Company pays foreign income taxes on the earnings of its European subsidiaries.

Net Income. As a result of the aforementioned factors, net income decreased $0.9 million from $8.0 million for the 13 weeks ended June 30, 2006 to $7.1 million for the 13 weeks ended June 29, 2007.

Twenty-Six Weeks Ended June 29, 2007, Compared with Twenty-Six Weeks Ended June 30, 2006

Net Sales. Net sales were $83.9 million for the 26 weeks ended June 29, 2007, as compared to $86.3 million for the 26 weeks ended June 30, 2006, a decrease of $2.4 million or 2.8%. Net sales by the Company’s United States (U.S.) operations decreased 1.7%. In the U.S., electric screen sales increased $1.0 million primarily because demand for the Company’s core business of electrically operated screens with viewing surfaces measuring 100 inches in diagonal and above continues to grow. Wall screen sales decreased $1.4 million and were likely impacted by a slowdown in the housing market and increased competition from imports and larger plasma screens that has reduced the demand for the Company’s products used in home theaters. Portable screen sales increased $0.6 million due to demand from the rental market. Sales of other products decreased $1.4 million from 2006 levels primarily due to lower sales of screen fabric. Net sales from the Company’s European subsidiaries decreased $1.2 million or 8.1%. The stronger Euro produced an increase of $1.0 million. A decrease in volume of $2.2 million is primarily the result of a reduction in demand for screens attributed to the World Cup Soccer event in 2006.

Cost of Sales. The cost of sales was $51.5 million for the 26 weeks ended June 29, 2007, as compared to $51.9 million for the 26 weeks ended June 30, 2006, a decrease of $0.4 million, or 0.8%. As a percentage of net sales, the cost of sales represented 61.3% and 60.1% for the 26 weeks ended June 29, 2007 and for the 26 weeks ended June 30, 2006, respectively. This constitutes a 1.2 percentage-point reduction in margin. Margins at our U.S. facilities decreased 0.6 points due to a shift in customer and product mix in the period. Margins at our European operations decreased 2.9 points reflecting the decrease in product volumes.

Selling, General and Administrative Expenses. Selling, general and administrative expenses were $10.6 million for the 26 weeks ended June 29, 2007, as compared to $10.0 million for the 26 weeks ended June 30, 2006. Selling, general and administrative expenses in the U.S. increased $0.5 million as increases in legal fees related to patent defense were partially offset by decreases in compensation costs of $0.1 million and travel costs of $0.1 million. Selling, general and administrative expenses in Europe increased $0.1 million as a result of increases in marketing costs.

Interest. Interest expense totaled $6.2 million for the 26 weeks ended June 29, 2007, as compared to $7.1 million for the 26 weeks ended June 30, 2006, a decrease of $0.9 million. The decrease was a result of a reduction in the outstanding amount of the 9 1/2% Senior Notes due 2011 issued in May 2004.

Miscellaneous. Miscellaneous was an expense of $0.4 million for the 26 weeks ended June 29, 2007, as compared to $0.5 million for the 26 weeks ended June 30, 2006, a decrease of $0.1 million.

Income Taxes. As a subchapter S corporation for United States tax purposes, the Company is generally not subject to United States federal and state income taxation. Rather, the Company’s income, gains, losses, deductions and credits flow through to its stockholders, and the Company makes distributions to them to meet their tax obligations at an assumed maximum federal and state tax rate (based on the state with the highest tax rate in which any of the Company’s stockholders reside). This assumed rate was 40.4% for the 26 weeks ended June 29, 2007 and for the 26 weeks ended June 30, 2006. The Company pays foreign income taxes on the earnings of its European subsidiaries.

Net Income. As a result of the aforementioned factors, net income decreased $1.3 million from $16.1 million for the 26 weeks ended June 30, 2006 to $14.8 million for the 26 weeks ended June 29, 2007.

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

Management believes the principal indicators of the Company’s liquidity are its cash position (total cash and short-term investments), remaining availability under its bank credit facilities and its excess working capital. At June 29, 2007, the Company’s cash position was $11.3 million, a decrease of $5.6 million from December 29, 2006. Additionally, the Company had an unsecured revolving credit facility, with maximum possible borrowings equal to $10.0 million, which expires in May 2008. Interest on any outstanding borrowings related to this line of credit is calculated at the prime rate, which was 8.25% on June 29, 2007. At June 29, 2007 and December 29, 2006, the Company had no outstanding balances under this line of credit. Da-Lite’s working capital position decreased to $35.9 million (including $11.3 million of total cash and short-term investments) at June 29, 2007, from $36.6 million (including $16.9 million of total cash and short-term investments) at December 29, 2006.

The Company’s Dutch subsidiary, Projecta, has an overdraft line of credit, with maximum possible borrowings equal to 1.5 million Euros. Interest on outstanding borrowings related to this line of credit is calculated at the Fortis Basic Rate plus 1.50%, the sum of which was 6.25% on June 29, 2007. At June 29, 2007 and December 29, 2006, Projecta had no outstanding balances under this line of credit.

Cash Flows

For the 26 weeks ended June 29, 2007, cash provided by operating activities was $11.8 million, as compared to $16.2 million for the 26 weeks ended June 30, 2006, a decrease of $4.4 million or 27.3%. Cash provided by investing activities was $1.1 million for the 26 weeks ended June 29, 2007, as compared to a use of $0.5 million for the 26 weeks ended June 30, 2006. Cash provided by investing activities in 2007 resulted from a reduction in short-term investments of $2.0 million partially offset by capital expenditures of $0.9 million. In 2006, cash used in investing activities resulted from a reduction in short-term investments of $1.0 million offset by capital expenditures of $1.5 million. Cash used in financing activities was $16.4 million during the 26 weeks ended June 29, 2007, as compared to $20.8 million for the 26 weeks ended June 30, 2006. The decrease in cash used for financing activities in 2007 was related to the 2006 repurchase of $4.0 million of the outstanding principal amount of the Company’s 9 1/2% senior notes.

Capital Expenditures

Capital expenditures were $0.9 million during the 26 weeks ended June 29, 2007 compared to $1.5 million during the 26 weeks ended June 30, 2006. The Company’s management currently expects to spend approximately $2.5 million on capital expenditures in 2007 using cash generated from operations.

Contractual Obligations

The following table sets forth, as of June 29, 2007, certain of the Company’s contractual obligations:

	Payments due by period
Contractual Obligations	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
	(in millions)
Interest and principal payments for senior debt	$193.5	$13.3	$26.6	$153.6	—
Self-insurance letter of credit	0.5	0.5	—	—	—

Total	$194.0	$13.8	$26.6	$153.6	—

Distributions

As a subchapter S corporation under the Internal Revenue Code of 1986, Da-Lite is not subject to U.S. federal income taxes. Instead, such taxes are payable by Da-Lite’s stockholders. Distributions are made by Da-Lite to its stockholders to pay estimated taxes relating to taxable income allocated to them by the Company on a quarterly basis. Tax related distributions were $9.7 million and $10.0 million for the 26 weeks ended June 29, 2007 and the 26 weeks ended June 30, 2006, respectively.

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

The Company’s sales are not materially dependent on a single customer or a small group of customers. No one individual customer balance represented more than 5% of the Company’s total outstanding receivables as of June 29, 2007. Credit risk associated with the Company’s receivables is representative of the geographic, industry and customer diversity associated with the Company’s global business.

The Company also maintains credit controls for evaluating and granting customer credit. As a result, the Company may require that customers provide some type of financial guarantee in certain circumstances.

Foreign Currency Risk

Da-Lite routinely uses forward exchange contracts to economically hedge raw material purchases from vendors outside of the country of purchase.

Interest Rate Risk

The Company has two credit facilities available for general corporate purposes that are subject to variable interest rates. Interest related to any outstanding balances on the Company’s $10.0 million revolving credit facility in the U.S. is calculated at the prime rate, which was 8.25% on June 29, 2007. At June 29, 2007, the Company had no outstanding balances under this revolving credit facility. Interest on outstanding borrowings in Europe, related to Projecta’s overdraft line of credit, is calculated at the Fortis Basic Rate plus 1.50%, the sum of which was 6.25% on June 29, 2007. At June 29, 2007, Projecta had no outstanding balances under this credit facility.

At June 29, 2007, the Company had $140.2 million in fixed-rate long-term debt outstanding. There is no interest rate risk associated with the Company’s fixed rate debt. The fair market value of the fixed-rate debt (based on discounted cash flows reflecting borrowing rates currently available for debt with similar terms and maturities) varies with fluctuations in interest rates. A 10% decrease in interest rates would have changed the fair market value of the fixed-rate debt to approximately $151 million from the fair value of approximately $147 million at June 29, 2007. Note that financial instruments are described as cash or contractual obligations or rights to pay or receive cash. The fair value of all other financial instruments approximates the carrying value because of the short-term maturity of these instruments.

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

During the 13 weeks ended June 29, 2007, two employees exercised options to purchase an aggregate of 3.0 shares of our common stock at an aggregate purchase price of $46,254. These transactions were exempt from registration pursuant to, among other things, Section 4(2) of the Securities Act of 1933, as amended. The Company repurchased 2.0 shares from a stockholder during the same period.

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

Date: July 31, 2007

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