Form 10-Q
period 2007-09-28
DA-LITE SCREEN CO INC
filed 2007-10-30
CIK 881665

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 28, 2007

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

As of October 29, 2007, there were 5,434.12 shares of the registrant’s common stock outstanding (all of which are privately owned and are not traded on any public market).

i

PART I

FINANCIAL INFORMATION

Item 1.	Condensed Consolidated Financial Statements.

DA-LITE SCREEN COMPANY, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(Dollars in thousands, except par value amount)

	(Unaudited) As of September 28, 2007	As of December 29, 2006
Assets
Current Assets:
Cash and cash equivalents	$6,631	$12,323
Short-term investments	2,550	4,584

Total cash and short-term investments	9,181	16,907
Accounts receivable, less allowance for doubtful accounts	18,440	16,620
Inventories	15,506	13,629
Prepaid expenses and other	1,624	667
Prepaid income taxes	264	136

Total current assets	45,015	47,959

Property, plant and equipment	59,114	56,483
Less accumulated depreciation	39,721	36,761

Net property, plant, and equipment	19,393	19,722

Goodwill	26,908	26,454
Other assets, net	2,837	3,361

	$94,153	$97,496

Liabilities and Stockholders’ Deficit
Current liabilities:
Accounts payable	$4,550	$4,388
Accrued expenses
Interest	4,630	1,656
Other	4,815	5,359

Total accrued expenses	9,445	7,015

Total current liabilities	13,995	11,403
Long-term debt	130,925	140,200

Total liabilities	144,920	151,603

Minority interest	1,196	1,112

Commitments and contingencies (note 9)

Stockholders’ deficit:
Common stock, $1 par value. Authorized 1,000,000 shares; issued 10,686 shares	11	11
Additional paid-in capital	1,604	618
Accumulated deficit	(33,794)	(34,479)
Accumulated other comprehensive income	4,267	2,750
Less treasury stock, 5,252.88 shares at September 28, 2007 and 5,321.88 shares at December 29, 2006 at cost	(24,051)	(24,119)

Total stockholders’ deficit	(51,963)	(55,219)

	$94,153	$97,496

See accompanying notes to condensed consolidated financial statements.

DA-LITE SCREEN COMPANY, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Dollars in thousands, unaudited)

	13 Weeks Ended September 28, 2007	13 Weeks Ended September 29, 2006	39 Weeks Ended September 28, 2007	39 Weeks Ended September 29, 2006
Net sales	$44,091	$42,711	$128,038	$129,054
Cost of sales	27,098	26,538	78,548	78,422

Gross profit	16,993	16,173	49,490	50,632
Selling, general, and administrative expenses	4,759	4,066	15,359	14,033

Operating income	12,234	12,107	34,131	36,599

Other expense:
Interest	3,568	3,384	9,812	10,442
Miscellaneous	543	(98)	954	425

Total other expense	4,111	3,286	10,766	10,867

Income before income taxes and minority interest	8,123	8,821	23,365	25,732
Income taxes	330	411	716	1,192
Minority interest	35	44	84	119

Net income	$7,758	$8,366	$22,565	$24,421

See accompanying notes to condensed consolidated financial statements.

DA-LITE SCREEN COMPANY, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Dollars in thousands, unaudited)

	39 Weeks Ended September 28, 2007	39 Weeks Ended September 29, 2006
Cash flows from operating activities:
Net income	$22,565	$24,421
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	2,605	2,970
Amortization and write-off of debt issuance costs	524	681
Gain on disposal of assets	—	(475)
Minority interest earnings	84	119
Change in:
Accounts receivable	(1,551)	(1,500)
Inventories	(1,621)	(817)
Prepaid expenses and other	(944)	5
Accounts payable	1	(570)
Accrued expenses	2,226	4,091
Other	—	(1)

Net cash provided by operating activities	23,889	28,924

Cash flows from investing activities:
Proceeds from sale of assets	—	1,339
Purchase of property, plant and equipment	(1,444)	(1,811)
Purchases of short-term investments	(3,550)	(7,558)
Maturities of short-term investments	5,584	8,589

Net cash provided by investing activities	590	559

Cash flows from financing activities:
Payments to retire senior notes	(9,275)	(4,000)
Distributions to stockholders	(21,868)	(22,808)
Repurchase of common stock	(286)	(533)
Exercise of common stock options	1,340	84

Net cash used in financing activities	(30,089)	(27,257)

Effect of foreign currency exchange rate changes on cash and cash equivalents	(82)	89

Net change in cash and cash equivalents	(5,692)	2,315
Cash and cash equivalents at beginning of period	12,323	7,008

Cash and cash equivalents at end of period	$6,631	$9,323

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

The Company uses a 52- or 53-week fiscal year ending on the last Friday of December. The third quarters of 2007 and 2006 were 13-week periods. The Company’s 2007 and 2006 fiscal years will be 52-week years.

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

Goodwill

Goodwill represents the excess of purchase price over the fair value of identifiable net assets acquired. The Company applies the provisions of the Financial Accounting Standards Board (FASB) Statement of Financial Accounting Standards (SFAS) No. 142 and management tests goodwill for impairment to determine whether its carrying value exceeds its implied fair value at least annually, or when events or changes in circumstances occur. Management calculates the implied fair value based on an income and market approach. These calculations include estimates of discount rates and market value multiples. Management has determined that its goodwill was not impaired in 2006 or during the period ended September 28, 2007. The change in the balance of goodwill from December 29, 2006 to September 28, 2007 is the result of foreign currency translation.

New Accounting Pronouncements

In February 2007, the Financial Accounting Standards Board (FASB) issued FAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities – Including an amendment of FASB Statement No. 115, (FAS 159) which permits entities to choose to measure many financial instruments and certain other items at fair value at specified election dates. A business entity is required to report unrealized gains and losses on items for which the fair value option has been elected in earnings at each subsequent reporting date. FAS 159 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. The Company is currently evaluating the impact of adopting FAS 159.

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

In June 2006, the FASB issued FASB Interpretation No. (FIN) 48, Accounting for Uncertainty in Income Taxes – an interpretation of FASB Statement No. 109. FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on accounting for derecognition, interest, penalties, accounting in interim periods, disclosure and classification of matters related to uncertainty in income taxes, and transitional requirements upon adoption of FIN 48. The Company adopted the provisions of FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes – an Interpretation of FASB Statement No. 109 (FIN 48), on December 30, 2006. The Company did not have any unrecognized tax benefits and there was no effect on our financial condition or results of operations as a result of implementing FIN 48.

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

3. Reclassification

Certain cash flow information for the thirty-nine weeks ended September 29, 2006 has been reclassified to conform to the fiscal 2007 financial statement presentation.

The Company considers interest bearing instruments with original maturities of three months or less at the date of purchase to be the equivalent of cash. The Company considers interest bearing instruments with original maturities greater than three months and less than twelve months as short-term investments. For the thirty-nine weeks ended September 29, 2006 the cash flow statement had incorrectly included approximately $5.5 million and $4.5 million of certificates of deposit with original maturities greater than three months as cash equivalents at the beginning of the period and at the end of the period, respectively. This correction decreased net cash used in investing activities by $1.0 million in the consolidated statements of cash flows for the thirty-nine weeks ended September 29, 2006. These immaterial corrections were made to properly present cash equivalents pursuant to Statement of Financial Accounting Standard (SFAS) No. 95, Statement of Cash Flows.

4. Notes Payable, Revolving Credit Agreement and Long-term Debt

Long-term debt at September 28, 2007 and December 29, 2006 consisted only of Senior Notes due in 2011.

The Company issued $160 million of 9 1/2% senior unsecured notes due in May 2011 during fiscal year 2004, which were subsequently exchanged for substantially identical notes that were registered with the Securities and Exchange Commission (the “9 1/2% Senior Notes due 2011” or “Notes”). The net proceeds from the issuance of the Notes were used during fiscal year 2004 to retire approximately $15.0 million of indebtedness outstanding under a then-existing credit facility, to pay a special distribution to stockholders of approximately $134.6 million and for general corporate purposes. The Company may now redeem any of the Notes with an initial redemption price of 109.500% of their principal amount, which price reduces to 104.750%, 102.375% and 100.000% on May 15 of 2008, 2009 and 2010, respectively in each case, plus accrued interest. Any outstanding principal is due in May 2011 and interest is payable semi-annually in arrears on May 15 and November 15 of each year.

In the Indenture related to the 9 1/2% Senior Notes due 2011, the Company agreed to covenants that limit it and its restricted subsidiaries’ (i.e., Projecta B.V., Procolor S.A.S.) ability, among other things, to: (a) incur additional debt and issue preferred stock, (b) pay dividends, acquire shares of capital stock, make payments on subordinated debt or make investments, (c) place limitations on distributions from restricted subsidiaries, (d) issue or sell capital stock of restricted subsidiaries, (e) issue guarantees, (f) sell or exchange assets, (g) enter into transactions with stockholders and affiliates, (h) create liens and (i) effect mergers. In addition, if a change of control occurs, each holder of Notes will have the right to require the Company to repurchase all or part of the holder’s Notes at a price equal to 101% of their principal amount, plus any accrued interest to the date of purchase. The Company was in compliance with all covenants at September 28, 2007 and December 29, 2006.

The Company has an unsecured revolving credit facility that expires in May 2008 with maximum possible borrowings of $10.0 million. At September 28, 2007 and December 29, 2006, the Company had no outstanding balances under these lines of credit. Interest on outstanding borrowings related to the $10.0 million line of credit is calculated at the prime rate, which was 7.75% on September 28, 2007.

The Company’s Dutch subsidiary, Projecta, has an overdraft line of credit with maximum possible borrowings equal to 1.5 million Euros. Interest on outstanding borrowings related to this line of credit is calculated at the Fortis basic rate plus 1.50%, the sum of which was 6.50% on September 28, 2007. At September 28, 2007 and December 29, 2006, Projecta had no outstanding balances under this line of credit.

The Company has provided an insurance carrier with a standby letter of credit for $0.5 million for self-insured amounts under its insurance program.

5. Stock Options

The Company has a nonqualified stock option plan under which options are granted to certain employees. Options under the plan generally vest one-fifth each year from the anniversary date. During 2004, the Company also granted options to certain employees that were immediately 100% vested. The options expire after ten years from the date of grant. Fair value calculations are based on highly subjective assumptions. The Company used the Black-Scholes option pricing model using the minimum value method and determined that the fair value of grants made during 2004 was not material. The Company did not grant awards during the three quarters of 2007 or during fiscal year 2006.

The stock option activity and weighted average exercise prices follow:

	Year to Date
	Options	Average Exercise Price	Aggregate Intrinsic Value (in thousands)
Outstanding at December 29, 2006	144	$16,978
Exercised	(78)	$(17,175)
Forfeited	(2)	$(9,000)

Outstanding at September 28, 2007	64	$16,988	$804

Exercisable at September 28, 2007	64	$16,988	$804

6. Inventories

The Company accounts for its inventory at the lower of cost or market using the first-in, first-out (FIFO) method. Inventory is comprised of the following (in thousands):

	September 28, 2007	December 29, 2006
Raw materials	$10,256	$7,714
Work in progress	2,401	2,069
Finished goods	2,849	3,846

	$15,506	$13,629

7. Accumulated Other Comprehensive Income

The changes in the components of comprehensive income are as follows for the periods ended (in thousands):

	13 Weeks Ended September 28, 2007	13 Weeks Ended September 29, 2006	39 weeks Ended September 28, 2007	39 weeks Ended September 29, 2006
Net income	$7,758	$8,366	$22,565	$24,421
Other comprehensive income:
Foreign exchange translation adjustments	1,051	(135)	1,517	1,479

Total comprehensive income	$8,809	$8,231	$24,082	$25,900

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

The following table presents financial information by segment for the periods stated (in thousands):

	13 Weeks Ended September 28, 2007	13 Weeks Ended September 29, 2006	39 Weeks Ended September 28, 2007	39 Weeks Ended September 29, 2006
Net sales:
United States	$37,485	$36,667	$108,002	$108,397
Europe	6,606	6,044	20,036	20,657

Total net sales	$44,091	$42,711	$128,038	$129,054

Operating income:
United States	$11,046	$11,053	$31,330	$32,913
Europe	1,188	1,054	2,801	3,686

Total operating income	$12,234	$12,107	$34,131	$36,599

As of:	September 28, 2007	December 29, 2006
Total assets
United States	$69,068	$73,512
Europe	25,085	23,984

Total assets	$94,153	$97,496

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

Critical Accounting Policies

Da-Lite’s critical accounting policies are summarized in the Company’s Annual Report on Form 10K for the year ended December 29, 2006. As of September 28, 2007, the Company’s critical accounting policies had not changed from December 29, 2006.

Recent Accounting Pronouncements

In February 2007, the Financial Accounting Standards Board (FASB) issued FAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities – Including an amendment of FASB Statement No. 115, (FAS 159) which permits entities to choose to measure many financial instruments and certain other items at fair value at specified election dates. A business entity is required to report unrealized gains and losses on items for which the fair value option has been elected in earnings at each subsequent reporting date. FAS 159 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. The Company is currently evaluating the impact of adopting FAS 159.

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

In June 2006, the FASB issued FASB Interpretation No. (FIN) 48, Accounting for Uncertainty in Income Taxes – an interpretation of FASB Statement No. 109. FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on accounting for derecognition, interest, penalties, accounting in interim periods, disclosure and classification of matters related to uncertainty in income taxes, and transitional requirements upon adoption of FIN 48. The Company adopted the provisions of FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes – an Interpretation of FASB Statement No. 109 (FIN 48), on December 30, 2006. The Company did not have any unrecognized tax benefits and there was no effect on our financial condition or results of operations as a result of implementing FIN 48.

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

In February 2006, the FASB issued FASB Statement No. 155, Accounting for Certain Hybrid Financial Statements – an amendment to FASB Statements No. 133 and 140 (SFAS 155), that allows a preparer to elect fair value measurement at acquisition, at issuance, or when a previously unrecognized financial instrument is subject to a re-measurement (new basis) event, on an instrument-by-instrument basis, in cases in which a derivative would otherwise have to be bifurcated. It also eliminates the exemption from applying Statement 144 to interests in securitized financial assets so that similar instruments are accounted for similarly regardless of the form of the instruments. The Company adopted the provisions of SFAS 155 on December 30, 2006. The adoption of SFAS 155 did not have an impact on the Company’s overall results of operations or financial position.

Results of Operations

Thirteen Weeks Ended September 28, 2007, Compared with Thirteen Weeks Ended September 29, 2006

Net Sales. Net sales were $44.1 million for the 13 weeks ended September 28, 2007, as compared to $42.7 million for the 13 weeks ended September 29, 2006, an increase of $1.4 million or 3.3%. Net sales by the Company’s United States (U.S.) operations increased 2.2%. In the U.S., electric screen sales increased $0.1 million primarily because demand for the Company’s core business of electrically operated screens with viewing surfaces measuring 100 inches in diagonal and above continues to grow. Wall screen sales decreased $0.2 million and were likely impacted by a slowdown in the housing market and increased competition from imports and larger plasma screens that has reduced the demand for the Company’s products used in home theaters and certain other applications. Portable screen sales increased $0.7 million due to demand from the rental market. Sales of other products increased $0.2 million from 2006 levels primarily due to sales of screen fabric during the period. Net sales from the Company’s European subsidiaries increased $0.6 million or 9.3%. The stronger Euro produced an increase of $0.4 million. An increase in volume of $0.2 million in Europe is primarily the result of an increase in demand for electric screens.

Cost of Sales. The cost of sales was $27.1 million for the 13 weeks ended September 28, 2007, as compared to $26.5 million for the 13 weeks ended September 29, 2006, an increase of $0.6 million, or 2.3%. As a percentage of net sales, the cost of sales represented 61.5% and 62.1% for the 13 weeks ended September 28, 2007 and for the 13 weeks ended September 29, 2006, respectively. This constitutes a 0.6 percentage-point improvement in margin. Margins at our U.S. facilities increased 0.9 percentage points due to a shift in customer and product mix in the period. Margins at our European operations increased 0.2 percentage points reflecting the increase in product volumes.

Selling, General and Administrative Expenses. Selling, general and administrative expenses were $4.8 million for the 13 weeks ended September 28, 2007, as compared to $4.1 million for the 13 weeks ended September 29, 2006. Selling, general and administrative expenses in the U.S. increased $0.6 million as a result of increases in legal fees related to patent defense and marketing costs. Selling, general and administrative expenses in Europe increased $0.1 million as a result of the stronger Euro.

Interest. Interest expense totaled $3.6 million for the 13 weeks ended September 28, 2007, as compared to $3.4 million for the 13 weeks ended September 29, 2006, an increase of $0.2 million. The increase is attributed to the write-off of the deferred finance costs associated with the bonds repurchased in September of 2007.

Miscellaneous. Miscellaneous was an expense of $0.5 million for the 13 weeks ended September 28, 2007, as compared to income of $0.1 million for the 13 weeks ended September 29, 2006, an increase of $0.6 million.

Income Taxes. As a subchapter S corporation for United States tax purposes, the Company is generally not subject to United States federal and state income taxation. Rather, the Company’s income, gains, losses, deductions and credits flow through to its stockholders, and the Company makes distributions to them to meet their tax obligations at an assumed maximum federal and state tax rate (based on the state with the highest tax rate in which any of the Company’s stockholders reside). This assumed rate was 40.4% for the 13 weeks ended September 28, 2007 and for the 13 weeks ended September 29, 2006. The Company pays foreign income taxes on the earnings of its European subsidiaries.

Net Income. As a result of the aforementioned factors, net income decreased $0.6 million from $8.4 million for the 13 weeks ended September 29, 2006 to $7.8 million for the 13 weeks ended September 28, 2007.

Thirty-Nine Weeks Ended September 28, 2007, Compared with Thirty-Nine Weeks Ended September 29, 2006

Net Sales. Net sales were $128.0 million for the 39 weeks ended September 28, 2007, as compared to $129.1 million for the 39 weeks ended September 29, 2006, a decrease of $1.1 million or 0.9%. Net sales by the Company’s United States (U.S.) operations decreased 0.4%. In the U.S., electric screen sales increased $1.1 million primarily because demand for the Company’s core business of electrically operated screens with viewing surfaces measuring 100 inches in diagonal and above continues to grow. Wall screen sales decreased $1.5 million and were likely impacted by a slowdown in the housing market and increased competition from imports and larger plasma screens that has reduced the demand for the Company’s products used in home theaters. Portable screen sales increased $1.3 million due to demand from the rental market. Sales of other products decreased $1.3 million from 2006 levels primarily due to lower sales of screen fabric. Net sales from the Company’s European subsidiaries decreased $0.6 million or 3.0%. The stronger Euro produced an increase of $1.5 million. A decrease in volume of $2.1 million is primarily the result of a reduction in demand for screens attributed to the World Cup Soccer event in 2006.

Cost of Sales. The cost of sales was $78.5 million for the 39 weeks ended September 28, 2007, as compared to $78.4 million for the 39 weeks ended September 29, 2006, an increase of $0.1 million, or 0.1%. As a percentage of net sales, the cost of sales represented 61.3% and 60.8% for the 39 weeks ended September 28, 2007 and for the 39 weeks ended September 29, 2006, respectively. This constitutes a 0.5 percentage-point reduction in margin. Margins at our U.S. facilities did not change. Margins at our European operations decreased 2.0 percentage points reflecting the decrease in product volumes.

Selling, General and Administrative Expenses. Selling, general and administrative expenses were $15.4 million for the 39 weeks ended September 28, 2007, as compared to $14.0 million for the 39 weeks ended September 29, 2006. Selling, general and administrative expenses in the U.S. increased $1.2 million due to increases in legal fees related to patent defense and marketing costs. Selling, general and administrative expenses in Europe increased $0.2 million as a result of the stronger Euro.

Interest. Interest expense totaled $9.8 million for the 39 weeks ended September 28, 2007, as compared to $10.4 million for the 39 weeks ended September 29, 2006, a decrease of $0.6 million. The decrease was a result of a reduction in the outstanding amount of the 9 1/2% Senior Notes due 2011 issued in May 2004.

Miscellaneous. Miscellaneous was an expense of $1.0 million for the 39 weeks ended September 28, 2007, as compared to $0.4 million for the 39 weeks ended September 29, 2006, an increase of $0.6 million.

Income Taxes. As a subchapter S corporation for United States tax purposes, the Company is generally not subject to United States federal and state income taxation. Rather, the Company’s income, gains, losses, deductions and credits flow through to its stockholders, and the Company makes distributions to them to meet their tax obligations at an assumed maximum federal and state tax rate (based on the state with the highest tax rate in which any of the Company’s stockholders reside). This assumed rate was 40.4% for the 39 weeks ended September 28, 2007 and for the 39 weeks ended September 29, 2006. The Company pays foreign income taxes on the earnings of its European subsidiaries.

Net Income. As a result of the aforementioned factors, net income decreased $1.8 million from $24.4 million for the 39 weeks ended September 29, 2006 to $22.6 million for the 39 weeks ended September 28, 2007.

Liquidity and Capital Resources

The Company expects to be able to fund its working capital requirements, interest expense, capital expenditures and its distributions to stockholders with cash generated from operations, although there can be no assurances in this regard.

In July 2007, the Company repurchased $4.0 million of the outstanding principal amount of its 9 1/2% senior notes from the open market for an aggregate purchase price of $4.3 million. The Company retired these notes and wrote-off the related deferred financing costs and incurred a charge of $0.4 million during the third quarter of 2007 relating to the repurchase. In September 2007, the Company repurchased $5.3 million of the outstanding principal amount of its 9 1/2% senior notes from the open market for an aggregate purchase price of $5.5 million. The Company retired these notes and wrote-off the related deferred financing costs and incurred a charge of $0.5 million during the third quarter relating to the repurchase. Depending on the Company’s expected cash needs, the prevailing prices of its 9 1/2% senior notes and other factors, the Company may repurchase some amount of its outstanding 9 1/2% senior notes from time to time in the open market or otherwise.

Management believes the principal indicators of the Company’s liquidity are its cash position (total cash and short-term investments), remaining availability under its bank credit facilities and its excess working capital. At September 28, 2007, the Company’s cash position was $9.2 million, a decrease of $7.7 million from December 29, 2006. Additionally, the Company had an unsecured revolving credit facility, with maximum possible borrowings equal to $10.0 million, which expires in May 2008. Interest on any outstanding borrowings related to this line of credit is calculated at the prime rate, which was 7.75% on September 28, 2007. At September 28, 2007 and December 29, 2006, the Company had no outstanding balances under this line of credit. Da-Lite’s working capital position decreased to $31.0 million (including $9.2 million of total cash and short-term investments) at September 28, 2007, from $36.6 million (including $16.9 million of total cash and short-term investments) at December 29, 2006.

The Company’s Dutch subsidiary, Projecta, has an overdraft line of credit, with maximum possible borrowings equal to 1.5 million Euros. Interest on outstanding borrowings related to this line of credit is calculated at the Fortis Basic Rate plus 1.50%, the sum of which was 6.50% on September 28, 2007. At September 28, 2007 and December 29, 2006, Projecta had no outstanding balances under this line of credit.

Cash Flows

For the 39 weeks ended September 28, 2007, cash provided by operating activities was $23.9 million, as compared to $28.9 million for the 39 weeks ended September 29, 2006, a decrease of $5.0 million or 17.4%. Cash provided by investing activities was $0.6 million for the 39 weeks ended September 28, 2007 and for the 39 weeks ended September 29, 2006. Cash provided by investing activities in 2007 resulted from a reduction in short-term investments of $2.0 million, partially offset by capital expenditures of $1.4 million. In 2006, cash provided by investing activities resulted from a reduction in short-term investments of $1.0 million and the proceeds from the sale of the prior manufacturing facility in the Netherlands of $1.3 million partially offset by capital expenditures of $1.8 million. Cash used in financing activities was $30.1 million during the 39 weeks ended September 28, 2007, as compared to

$27.3 million for the 39 weeks ended September 29, 2006. The increase in cash used for financing activities in 2007 was related to an increase of $5.3 million in the repurchase of the outstanding principal amount of the Company’s 9 1/2% senior notes.

Capital Expenditures

Capital expenditures were $1.4 million during the 39 weeks ended September 28, 2007 compared to $1.8 million during the 39 weeks ended September 29, 2006. The Company’s management currently expects to spend approximately $2.5 million on capital expenditures in 2007 using cash generated from operations.

Contractual Obligations

The following table sets forth, as of September 28, 2007, certain of the Company’s contractual obligations:

	Payments due by period
Contractual Obligations	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
	(in millions)
Interest and principal payments for senior debt	$180.7	$12.4	$24.9	$143.4	—
Self-insurance letter of credit	0.5	0.5	—	—	—

Total	$181.2	$12.9	$24.9	$143.4	—

Distributions

As a subchapter S corporation under the Internal Revenue Code of 1986, Da-Lite is not subject to U.S. federal income taxes. Instead, such taxes are payable by Da-Lite’s stockholders. Distributions are made by Da-Lite to its stockholders to pay estimated taxes relating to taxable income allocated to them by the Company on a quarterly basis. Tax related distributions were $12.1 million and $13.0 million for the 39 weeks ended September 28, 2007 and the 39 weeks ended September 29, 2006, respectively.

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

The Company’s sales are not materially dependent on a single customer or a small group of customers. No one individual customer balance represented more than 6% of the Company’s total outstanding receivables as of September 28, 2007. Credit risk associated with the Company’s receivables is representative of the geographic, industry and customer diversity associated with the Company’s global business.

The Company also maintains credit controls for evaluating and granting customer credit. As a result, the Company may require that customers provide some type of financial guarantee in certain circumstances.

Foreign Currency Risk

Da-Lite routinely uses forward exchange contracts to economically hedge raw material purchases from vendors outside of the country of purchase.

Interest Rate Risk

The Company has two credit facilities available for general corporate purposes that are subject to variable interest rates. Interest related to any outstanding balances on the Company’s $10.0 million revolving credit facility in the U.S. is calculated at the prime rate, which was 7.75% on September 28, 2007. At September 28, 2007, the Company had no outstanding balances under this revolving credit facility. Interest on outstanding borrowings in Europe, related to Projecta’s overdraft line of credit, is calculated at the Fortis Basic Rate plus 1.50%, the sum of which was 6.50% on September 28, 2007. At September 28, 2007, Projecta had no outstanding balances under this credit facility.

At September 28, 2007, the Company had $130.9 million in fixed-rate long-term debt outstanding. There is no interest rate risk associated with the Company’s fixed rate debt. The fair market value of the fixed-rate debt (based on discounted cash flows reflecting borrowing rates currently available for debt with similar terms and maturities) varies with fluctuations in interest rates. A 10% decrease in interest rates would have changed the fair market value of the fixed-rate debt to approximately $141 million from the fair value of approximately $137 million at September 28, 2007. Note that financial instruments are described as cash or contractual obligations or rights to pay or receive cash. The fair value of all other financial instruments approximates the carrying value because of the short-term maturity of these instruments.

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

During the 13 weeks ended September 28, 2007, two executive officers exercised options to purchase an aggregate of 75.0 shares of our common stock at an aggregate purchase price of $1,293,375. These transactions were exempt from registration pursuant to, among other things, Section 4(2) of the Securities Act of 1933, as amended. The Company repurchased 2.0 shares from stockholders during the same period.

Item 4.	Submission of Matters to a Vote of Security Holders.

Our annual meeting of shareholders was held on July 26, 2007. Set forth below are the matters that were presented to and voted upon by our shareholders, and the results of such shareholders’ votes.

Election of directors.

Nominee	Votes For	Votes Withheld	Votes Against
James S. Cownie	5,358.12	—	—

James M. Hoak	5,358.12	—	—

Wayne Kern	5,358.12	—	—

Richard E. Lundin	5,358.12	—	—

David J. Lundquist	5,358.12	—	—

David N. Walthall	5,358.12	—	—

Item 6.	Exhibits

Exhibit No.	Description
31.1	Certification of CEO pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of CFO pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of CEO pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of CFO pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DA-LITE SCREEN COMPANY, INC.
(Registrant)

By:	/s/ Jerry C. Young
Jerry C. Young
Vice President – Finance and Chief Financial Officer (Principal Financial and Accounting Officer)

Date: October 29, 2007

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