Form 10-K
period 2007-12-28
DA-LITE SCREEN CO INC
filed 2008-03-26
CIK 881665

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 28, 2007

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

Large Accelerated Filer  ☐    Accelerated Filer  ☐    Non-accelerated Filer  ☒    Smaller Reporting Company  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

As of March 25, 2008, there were 5,427.62 shares of the registrant’s common stock outstanding (all of which are privately owned and are not traded on any public market).

i

PART I

Item 1.	Business.

Da-Lite Screen Company, Inc. (together with all its subsidiaries, the “Company” or “Da-Lite”) is one of the world’s leading manufacturers and distributors of projection screens. Da-Lite’s projection screens, which are focused on the premium end of the large screen market, are used in a wide range of settings including conference rooms, educational institutions, live entertainment venues, meeting rooms, training facilities, houses of worship and private homes. Da-Lite’s products provide the viewer with an enhanced visual experience in settings where a large screen adds to the communication of information or entertainment. The Company’s products are versatile and can be customized to fit the needs of unique viewing venues.

Da-Lite has been manufacturing and distributing projection screens since 1909. The Company operates manufacturing facilities in both the United States and Europe and its products are sold through an extensive sales and distribution network in over 100 countries. The Company generated net sales and income before income taxes and minority interest of $170.2 million and $29.0 million, respectively, in 2007. Net sales and income before income taxes and minority interest were $169.8 million and $33.3 million, respectively, in 2006.

Market Overview

Da-Lite designs, manufacturers and distributes certain equipment used in large-scale audio visual presentation systems. The audio visual industry spans a number of horizontal and vertical markets that incorporate visual displays in a wide variety of applications.

Horizontal Markets

Da-Lite addresses the needs of its customers by focusing on specific horizontal and vertical markets. The horizontal markets consist of (i) audio visual dealers, integrators and system consultants and (ii) architects.

Audio Visual Dealers, Integrators and System Consultants. The “dealer” market also includes distributors, integrators, system consultants, IT/Networking, facility/venue management personnel and manufacturers. This important market includes the thousands of Da-Lite dealers and distributors who are managed through the Da-Lite network of company Sales Consultants and are supported by Sales Partners in Da-Lite’s Warsaw corporate headquarters.

Architect Market. No one buying influence has more impact on new buildings and tenant improvements than architects. Da-Lite has put renewed emphasis on this critical market with increased training, support materials and communications. The Company has created the position of Architectural Specialist in 2007 to improve the tracking of information related to construction projects using industry resources such as McGraw-Hill and Dodge Reports.

We plan to introduce additional support and communications services to our dealers and architects in 2008.

Vertical Markets

Da-Lite recognizes that there are core vertical markets that utilize an abundance of audio visual equipment. These core vertical markets are also identified in the annual industry research conducted by InfoComm International, the audio visual industry’s major trade organization. Da-Lite concentrates its vertical market efforts in Business/IT, Education, Government and Military, Houses of Worship and Hospitality with a special emphasis on the architect and the specification market.

Business/IT Market. The Business/IT market is the largest individual market in the industry in terms of customers and total revenue. We believe that this market will see the further convergence of audio visual and IT into an overall target within this vital market. We also view the Business/IT market as representing the greatest potential source for projection screen revenue growth. With the advent of more powerful digital projectors and continued lower prices, we expect this vertical market to continue to grow.

Hospitality Market. Da-Lite has included two specific vertical markets under the broader Hospitality market, Rental and Staging and Entertainment. The demand for audio visual equipment continues to grow as more sophisticated presentations are being utilized in conferences, meeting rooms, convention centers and entertainment events. In 2007, Da-Lite introduced products targeted at the special needs of companies who provide portable audio visual solutions. The Hospitality Market relies on Da-Lite to provide high performance and reliable products that enhance their presentations.

Education Market. Education has traditionally been an important market for projection screens. We believe that the education market is an important vertical market that is poised for future growth. Da-Lite addresses the specific needs of this market with product features such as its CSR (Controlled Screen Return), an exclusive offering that assists in the quiet, controlled return of a manually-operated projection screen into its case.

Houses of Worship Market. One of the growing markets for Da-Lite projection screens and accessories is Houses of Worship. Whether through renovation or new construction, worship facilities are equipping their properties with complete audio visual systems. These systems are used to enhance the experience of the congregation as well as, in many cases, to supplement or replace bound, printed hymnals and other materials. We believe that the Houses of Worship market is moving towards wider screen formats and that the demand for confidence screens for use by the pastor and choir will continue to increase. Other Da-Lite products, such as lecterns and monitor stands, also are finding applications in the Houses of Worship market.

Government and Military Market. Da-Lite has an established reputation and is an industry leader in rear screen projection technology. This technological edge makes Da-Lite a popular choice for critical installations related to pilot training in both the public and private sectors. The simulation market demands a high degree of specialization and product specific materials. The Da-Lite Blue Ash, Ohio facility is skilled at developing and producing the highly technical materials required for these installations and helps to keep the Company at the forefront of projection screen research and development.

International Markets. International markets continue to be important to the Company. Da-Lite’s European presence, with its subsidiaries in the Netherlands and France, positions the Company to capitalize on this market segment. The Company also believes that its focus on product quality and customer service will translate into incremental market share in the international market. In 2007, the Company made personnel moves that it believes will improve its strategic approach to the international opportunities.

Home Theater Market. The Home Theater market is a small but important part of the Company’s revenue. As home theater projectors have evolved to provide higher performance at lower cost, the addition of a media room to one’s home has become a more affordable option for middle income as well as upper income families. This is furthered by the greater availability of movies, sports events and other content on broadcast television, cable television, broadcast satellite and DVDs. The home theater market has also been influenced by the “cocooning” trends of families who want to enhance their range of activities in their homes but the recent downturn in the housing market has caused a slowdown in this area of business. In 2007, the slowdown in the United States housing market adversely affected the Home Theater market, especially with respect to price sensitive installations. However, despite the soft housing market, the InfoComm 2008 Market Forecast Survey shows increases as a percentage of sales in both the U.S. and Europe outdistancing forecasted decreases.

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

•

Excellent Customer Service and Support. Da-Lite offers excellent customer support through a dedicated staff of product specialists to assist dealers and end users in meeting their presentation needs. Da-Lite’s product specialists are required to be certified by the International Communications Industries Association, Inc.® (ICIA®).

•

Strong Worldwide Distribution and Marketing Capabilities. The Company uses a dedicated group of sales employees located throughout the United States to reach its dealers and other customers who are required to be both ICIA® certified and LEED® accredited by the U.S. Green Building Council. In addition, the Company maintains relationships with distributors or dealers in over 100 countries throughout the world.

•

Efficient and Flexible Manufacturing. The Company believes that its streamlined manufacturing processes and information systems allow it to offer its customers rapid order turn around times, customizable product features and competitive pricing. Consequently, the Company’s dealers are able to conserve capital by keeping their inventory levels low while providing end users with more product choices and better service.

•

Experienced and Capable Workforce and Management Team. The Company’s highly motivated and flexible workforce continues to be an important source of ideas to improve productivity and to reduce costs on a continuing basis. The Company also has a very experienced and capable management team. Mr. Richard E. Lundin, the Chairman and Chief Executive Officer, and Ms. Judith D. Loughran, the Executive Vice President, joined the Company in 1989 as part of a leveraged buyout and have led the Company’s expansion strategy through internal growth and strategic acquisitions since then.

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

Products

Da-Lite’s core business is the manufacturing of projection screens that are used in conjunction with projectors manufactured by other companies. The Company’s projection screens can be found in a variety of settings including: conference rooms, training facilities, educational institutions, entertainment venues, meeting rooms, houses of worship and private homes.

Screen sales, which accounted for approximately 84%, 84% and 83% of the Company’s net sales in 2007, 2006 and 2005, respectively, can be divided into three broad categories (i.e. electric, wall and portable), which can be further divided into 18 different screen surfaces tailored to meet a variety of projection and viewing requirements. Da-Lite has developed several new screen surfaces in recent years that have different characteristics with respect to the reflectivity of light, the resolution of the projected image and the width of the viewing angle to suit the changing capabilities of projection systems. Da-Lite’s comprehensive product catalog lists projection screens ranging in size from 40 inches by 40 inches, on the small end, to 60 feet by 90 feet, on the large end. Larger or specially shaped screens are produced on a custom order basis. Da-Lite believes that its flexible and vertically integrated manufacturing processes allow it to deliver products to its customers more efficiently than its competitors.

Electric Screens. Electrically operated screens are usually found in business meeting rooms, educational institutions, houses of worship and home theater applications. These products use a motorized roller system to raise or lower the viewing surface from a case and have the ability to be concealed in the ceiling or hung at the top of a wall. Electric screens accounted for approximately 41%, 40% and 37% of the Company’s net sales in 2007, 2006 and 2005, respectively.

Wall Screens. Wall screens are typically found in business meeting rooms, educational institutions and home theater applications. Wall screens are normally mounted on an exposed wall surface and may either be retractable or attached to a fixed frame. Wall screens accounted for approximately 19%, 21% and 22% of the Company’s net sales in 2007, 2006 and 2005, respectively.

Portable Screens. The Fast-Fold® line of portable screens are most often used in hotel meeting rooms, entertainment venues and other situations that require easy setup and quick removal. The Company’s other portable screens include Insta-Theater® screens which rise from the floor or can be placed on a table and freestanding tripod screens. Portable screens accounted for approximately 23%, 21% and 22% of the Company’s net sales in 2007, 2006 and 2005, respectively.

Screen Materials. Da-Lite manufactures screen materials used to assemble many of the Company’s branded products. The Company’s management believes that this in-house capability provides a competitive and cost advantage in the projection screen industry. Outside sales of screen materials accounted for approximately 1%, 2% and 3% of its net sales in 2007, 2006 and 2005, respectively.

Other. The Company produces custom engineered rear projection systems and also manufactures a number of complementary products, including audio visual carts, monitor mounts, brackets for flat panel displays, easels, multi-media support furniture and lecterns. These items allow Da-Lite to offer a complete product line that enables customers to satisfy many of their audio visual peripheral needs from a single source. Sales of other products and freight accounted for approximately 16%, 16% and 16% of the Company’s net sales in 2007, 2006 and 2005, respectively. This category includes amounts billed to customers for shipping in conformity with Emerging Issues Task Force (EITF) Issue No. 00-10, Accounting for Shipping and Handling Fees and Costs.

Note 7 of the notes to the Company’s consolidated financial statements included in Item 8 of this report contains information regarding Da-Lite’s two reporting segments, the United States and Europe.

Distribution and Customers

Da-Lite currently sells its products to more than 7,500 dealers or distributors in over 100 countries around the globe. The Company generally does not sell its products directly to end users. Furthermore, the Company has a broad customer base with no customer accounting for more than 3% of net sales in 2007 and with the Company’s top ten customers accounting for approximately 13% of net sales in 2007. Da-Lite’s wide product offering enables customers to consolidate purchasing requirements by using the Company as their primary supplier for a variety of audio visual and presentation items.

In the United States, the Company sells primarily through nonexclusive dealers, such as traditional audio visual resellers who sell products to end users. Outside of the United States, the Company sells to distributors who in turn sell to local dealers in their respective countries.

Sales and Marketing

The Company believes that the Da-Lite® brand is the leading name in the projection screen industry and the Company is dedicated to maintaining its position by demonstrating leadership in product development, manufacturing excellence, customer service and education. Da-Lite is recognized by the International Communications Industries Association, Inc.® (ICIA®) as a Certified Audio Visual Solutions Provider, the industry standard certification for companies in the professional audio visual industry.

Sales. The Company’s Sales division is categorized into five groups:

The Commercial Sales group is responsible for sales to the horizontal and vertical markets in the United States, Canada and South and Central America. The group consists of Sales Consultants who assist the Company’s dealers with sales training, new product introductions and perform after sales service in their defined territories. Sales Consultants also present the Company’s product offerings to specific vertical markets including architects and specifiers who may be in positions to make specifying and/or purchasing decisions. The Company’s Sales Consultants are Da-Lite employees and are compensated through a monthly commission based upon payments received for products shipped to their respective territories.

The Home Theater Sales group consists of independent representatives located in the United States and Canada who specialize in the sale of projection screens and other products related to home theaters. These representatives, unlike the Sales Consultants in the Commercial Sales group, are not the Company’s employees and are compensated on a commission basis.

The International Sales team is responsible for managing the Company’s foreign distributors in Europe, Asia, Mexico, the Middle East and Africa. Da-Lite sells products to distributors operating in these regions who in turn, market the Company’s products to local dealers.

The Bids and Quotes group is responsible for working with dealers on major projects.

The Internal Customer Service group, Sales Partners, is located in the Company’s Warsaw facility. Da-Lite’s product specialists receive extensive customer service and product application training and are required to be ICIA® certified to help ensure that they have sufficient knowledge to handle customer inquiries.

Marketing. Beginning in 2007, Da-Lite commenced shifting from a sales and manufacturing driven business model to a marketing driven model. The competition in the projection screen industry continues to intensify as the domestic market experiences increased marketing efforts from other projection screen manufacturers. The Company has developed a competitive strategy to market to horizontal and vertical markets, added marketing personnel and increased advertising efforts.

To prepare for the shift from being sales and manufacturing driven to marketing driven, several internal personnel changes in 2007 allowed the Company to put the necessary talent in place to help achieve this objective. Through key promotions, the Company was able to increase its internal marketing and sales expertise with experienced Da-Lite personnel as well as adding the new position of Architectural Specialist to support the internal and external marketing efforts to the influential vertical market.

Another part of the shift to marketing was the development of a comprehensive strategy that identified the need to position the Company and its people to the horizontal targeted audience. The development of this strategy was undertaken in the second half of 2007 and included research in specific vertical markets, a new corporate campaign and the implementation of vertical market tactics including advertising, sales support materials and targeted promotions.

The marketing plan recognized the need to communicate the efforts Da-Lite is making to become a more environmentally friendly community and corporate neighbor. To this end, the Da-Lite Screen Green™ program was launched in the fourth quarter of 2007. Da-Lite Screen Green™ is the umbrella for all of the Company’s environmental or “green” programs. Over the past few years, the Company has successfully changed its paint lines in Warsaw to much more eco-friendly powder coated finishes that has drastically reduced the Company’s emissions of volatile organic compounds (VOCs). In the last quarter of 2007, the Company began an initiative to achieve ISO14001 certification by the end of the first quarter of 2008.

The Company’s website, www.da-lite.com, has played an increasingly important role in the Company’s marketing plan in recent years. The website is a core marketing resource and contains a complete product list accompanied with photos, detailed descriptions, specification data and pricing information. In addition, the website offers a Live Chat area where Da-Lite representatives answer questions regarding the Company’s products and services. The website also provides comprehensive product information regarding the appropriate size and type of projection screen required for a given application.

Trade shows are a key tool for audio visual companies to stay abreast of the most recent market developments. The Company utilizes state-of-the-art display booths at trade shows throughout the year to promote its products to customers and other members of the audio visual industry.

The Company believes that maintaining the market leader position carries with it a responsibility to educate the customer base. In this regard, Da-Lite has published white papers on presentation technology and the Company’s tradeshow participation includes a strong educational component.

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

Employees

Employees are a key part of the Company’s success and the Company’s management believes that relationships with its employees are excellent. As of December 28, 2007, the Company had approximately 510 employees in the United States (U.S.) and 125 employees in its European facilities. None of the Company’s U.S. employees are represented by unions and substantially all of the Company’s European employees are represented by unions. Management takes pride in developing a work environment that fosters a loyal culture with a focus on efficiency, quality and developing innovative methods to improve productivity. The Company has been able to avoid layoffs since 1991 and management believes this philosophy has instilled a collaborative and supportive environment that facilitates employee participation in improving productivity.

Available Information

Da-Lite is subject to the informational requirements of the Exchange Act. Therefore, we file periodic reports, proxy statements and other information with the Securities and Exchange Commission (“SEC”). Such reports, proxy statements and other information may be obtained by visiting the Public Reference Room of the SEC at 100 F Street, NE, Washington, DC 20549 or by calling the SEC at 1-800-SEC-0330. In addition, the SEC maintains an Internet site (www.sec.gov) that contains reports, proxy statements and other information required that issuers file electronically.

Da-Lite does not make its annual reports on Form 10-K, its quarterly reports on Form 10-Q, its current reports on Form 8-K and amendments to those reports available on its website (www.da-lite.com) because the website is reserved for use as a focused marketing tool. The Company will provide electronic or paper copies of its filings free of charge upon request.

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

The demand for projection screens and other presentation products has increased in recent years largely as the result of the improved capabilities and lower costs of projectors, the increased use of visual presentation tools in business, education and other settings, and consumer interest in home theaters. Any changes in these or other industry trends, including the development of competing technologies, could adversely affect the demand for Da-Lite’s products and could negatively impact the Company’s future growth and its results of operations.

Substantial competition from existing or new competitors or products could reduce the Company’s market share and harm its results.

The projection screen business is highly competitive with a number of participants in the United States and internationally, and the Company believes that competition has been intensifying. Although management believes that the Company has a substantially larger global market share in projection screens than its nearest competitor, the Company competes on an international basis with two other substantial competitors and a number of newer entrants from China and elsewhere. The Company also competes with a number of smaller companies in many of its local markets. There is no assurance that existing or new competitors in the United States, Europe, Asia or elsewhere will not gain market share. The Company also faces increased competition from manufacturers of electronic devices such as large liquid crystal and plasma displays. There is no assurance that size, pricing or other improvements in these products or the development of new products, will not result in increased competitive pressure. Any increased competition could adversely affect the Company’s financial performance.

Changes in economic and market conditions, including the residential and commercial real estate markets, could negatively impact our results.

The Company’s success depends to a significant extent on numerous factors affecting business and consumer spending and residential and commercial construction, including economic conditions relating to the markets we serve. In a weak economy, our customers may reduce their level of discretionary spending or investment which could materially adversely affect our business, financial condition, results of operations and cash flows. Our results have been adversely affected in recent years by a decline in residential construction, which reduces the demand for projection screens for home theaters and the demand in our other markets may be affected by general economic conditions as well as factors that directly affect such markets. For example, a decline in commercial construction or a decline in business investment generally would likely adversely affect the demand in the Business/IT market, and a decline in convention activity caused by poor economic conditions could adversely affect the demand in the Hospitality market.

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

On May 19, 2006, Draper, Inc. (“Draper”), a competitor of the Company, filed an action entitled Draper, Inc. v. Da-Lite Screen Company, Inc. and Stewart Filmscreen Corporation in the United States District Court for the Southern District of Indiana, Indianapolis Division. The complaint, as amended, alleged that certain projection screens manufactured by the Company and Stewart Filmscreen Corporation, another competitor of the Company, infringed patents issued to Draper. Draper sought unspecified damages and injunctive relief. The Company filed an amended answer denying the allegations and asserting affirmative defenses. The defenses included: non-infringement, invalidity based on prior art, and unenforceability because of inequitable conduct in procuring at least some of the patents in suit. On March 24, 2008, Da-Lite and Draper entered into a settlement agreement providing for the dismissal of the case as well as a case Da-Lite had filed against Draper with respect to other matters, which settlement resulted in no payment by either party.

Item 4.	Submission of Matters to a Vote of Security Holders.

No matters were submitted to a vote of security holders during the fourth quarter ended December 28, 2007.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

As of December 28, 2007, there were 54 holders of record of the Company’s single-class of capital stock. No public trading market, or public exchange, for the Company’s common equity has been established.

As a subchapter S corporation under the Internal Revenue Code of 1986, distributions are made by Da-Lite to its shareholders to pay estimated taxes relating to taxable income allocated to them by the Company on a quarterly basis. Tax related distributions were $12.1 million and $13.0 million in 2007 and 2006, respectively.

The Company paid regular distributions to its shareholders in 2007 and 2006 at the monthly rate of $200 per share or $1.1 million per month in the aggregate, subject to the covenants contained in the indenture related to its 9 1/2% senior unsecured notes due in May 2011.

On October 22, 2007, one employee exercised options to purchase an aggregate of one share of our common stock at an aggregate purchase price of $15,418. This transaction was exempt from registration pursuant to, among other things, Section 4(2) and Rule 701 of the Securities Act of 1933, as amended. The Company repurchased 7.5 shares from a stockholder during the same period.

Item 6.	Selected Financial Data.

The following tables set forth Da-Lite’s selected consolidated financial data. The selected consolidated financial data as of and for each of the years in the five-year period ended December 28, 2007 were derived from the Company’s audited consolidated financial statements.

	Year Ended (1)
	December 28, 2007	December 29, 2006	December 30, 2005	December 31, 2004		December 26, 2003
	(dollars in thousands)
Net sales	$170,164	$169,827	$165,634	$162,166		$135,673
Net income	27,839	31,634	30,815	31,194		28,604
Total assets	91,901	97,496	93,089	94,344		72,520
Total debt	128,980	140,200	144,200	150,200	(2)	17,850
Shareholders’ (deficit) equity	(49,485)	(55,219)	(62,638)	(68,556	)(2)	43,544

(1)	The Company uses a 52-week or 53-week fiscal year ending on the last Friday of December. The fiscal year ended December 31, 2004 was a 53-week year and all other fiscal years were 52-week years.
(2)

In the second quarter of 2004, the Company issued $160 million in principal amount of 9 1 /2% senior notes due 2011 (the “9 1/2% senior notes”) and used the proceeds to retire approximately $15.0 million of outstanding indebtedness under a then existing credit facility, to pay a special distribution to shareholders of approximately $134.6 million and for general corporate purposes.

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

Overview

Da-Lite is a leading manufacturer of projection screens primarily focused on the premium end of the market. Projection screens are the Company’s main product line and the Company produces three types: (1) electrically operated screens, which have the ability to retract into a concealed ceiling recess or into a wall-mounted case, (2) wall screens, which are normally mounted on an exposed wall surface and may either be manually retractable or attached to a rigid frame, and (3) portable screens that can easily be set up and removed. Da-Lite also sells custom engineered rear projection systems and complementary presentation products such as lecterns, easels, audio visual carts, monitor mounts and brackets for plasma and LCD displays.

Outlook

Da-Lite believes that its primary competitive strengths are the quality of its products, the breadth of its product line and its excellent customer service. Sales for 2008 are difficult to forecast because the Company does not operate with a significant order backlog. However, the Company believes that it will continue to make the investments needed to maintain the level of performance historically seen from its core business.

Regular profit distributions to shareholders in 2008 have been issued at the monthly rate of $200 per share or $1.1 million per month in the aggregate, subject to the covenants contained in the indenture related to the Company’s 9 1/2% senior notes. The Company currently believes that cash generated from operations will be sufficient to cover its operating requirements, although there can be no assurances in this regard.

Results of Operations

Year Ended December 28, 2007 Compared with Year Ended December 29, 2006

Net Sales. Net sales were $170.2 million for 2007, as compared to net sales of $169.8 million for 2006, an increase of $0.4 million or 0.2%. Net sales by the Company’s United States (U.S.) operations increased 0.1%. In the U.S., electric screen sales increased $1.6 million primarily because demand for the Company’s core business of electrically operated screens with viewing surfaces measuring 100 inches in diagonal and above continues to grow. Wall screen sales decreased $1.9 million and were likely impacted by a slowdown in the housing market and increased competition from imports and larger plasma screens that has reduced the demand for the Company’s products used in home theaters. Portable screen sales increased $2.0 million due to demand from the rental market. Sales of other products decreased $1.5 million from 2006 levels. The decrease in sales of other products was primarily the result of lower sales of screen fabric. Net sales from the Company’s European subsidiaries increased by $0.2 million or 0.7%. The stronger Euro produced an increase of $2.3 million. A decrease in volume of $2.1 million is primarily the result of a reduction in demand for screens attributed to the World Cup soccer event in 2006.

Cost of Sales. Cost of sales were $106.1 million for 2007, as compared to $103.5 million for 2006, an increase of $2.6 million or 2.5%. As a percentage of net sales, the cost of sales represented 62.3% and 60.9% for 2007 and 2006, respectively. This constitutes a 1.4 percentage point reduction in margin. Margins at our U.S. facilities decreased 1.3 percentage points primarily due to a decrease in the custom engineered and complementary audiovisual products. Margins at our European operation decreased 0.3 percentage points, reflecting the decrease in product volume.

Selling, General and Administrative Expenses. Selling, general and administrative expenses were $20.5 million for 2007, as compared to $18.7 million for 2006. Selling, general and administrative expenses in the U.S. increased $1.5 million as a result of increases in legal fees related to patent litigation and increases in marketing costs intended to support sales growth in future years. Selling, general and administrative expenses in Europe increased $0.3 million as a result of the stronger Euro.

Interest, net. Interest expense totaled $13.0 million for 2007, as compared to $13.7 million for 2006, a decrease of $0.7 million. The decrease was a result of a reduction in the outstanding amount of the 9 1/2% senior notes due 2011 issued in May 2004.

Miscellaneous, net. Miscellaneous, net was $1.6 million for 2007, as compared to $0.6 million for 2006, an increase of $1.0 million. Miscellaneous, net includes the premiums paid to retire $11.2 million and $4.0 million of the Company’s 9 1/2% senior notes in the second half of 2007 and in the first half of 2006, respectively.

Income Taxes. As a subchapter S corporation for United States tax purposes, the Company is generally not subject to United States federal and state income taxation. Rather, the Company’s income, gains, losses, deductions and credits flow through to its shareholders and the Company makes distributions to them to meet their tax obligations at an assumed maximum federal and state tax rate (based on the state with the highest tax rate in which any of the Company’s shareholders reside). This assumed rate was 40.4% during 2007 and 2006. The Company pays foreign income taxes on the earnings of its European subsidiaries.

Net Income. As a result of the aforementioned factors, net income decreased $3.8 million from $31.6 million in 2006 to $27.8 million in 2007.

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

During the second half of 2007, the Company repurchased $11.2 million of the outstanding principal amount of its 9 1/2% senior notes from the open market for an aggregate purchase price of $11.8 million. The Company retired these notes and wrote-off the related deferred financing costs and incurred charges totaling $0.6 million during the second half of 2007 relating to the repurchases. Depending on the Company’s expected cash needs, the prevailing prices of its 9 1/2% senior notes and other factors, the Company may repurchase some amount of its outstanding 9 1/2% senior notes from time to time in the open market or otherwise.

Management believes the principal indicators of the Company’s liquidity are its cash position (total cash and short-term investments), remaining availability under its bank credit facilities and its excess working capital. At December 28, 2007, the Company’s cash position was $8.3 million, a decrease of $8.6 million from December 29, 2006. Additionally, the Company had an unsecured revolving credit facility, with maximum possible borrowings equal to $10.0 million, which expires in May 2008. Interest on any outstanding borrowings related to this line of credit is calculated at the prime rate, which was 7.25% on December 28, 2007. At December 28, 2007, the Company had no outstanding balances under this line of credit. Da-Lite’s working capital position decreased to $31.3 million (including $8.3 million of total cash and short-term investments) at December 28, 2007, from $36.6 million (including $16.9 million of total cash and short-term investments) at December 29, 2006. The decrease in working capital was primarily related to the repurchase of $11.2 million of the Company’s 9 1/2% senior notes from the open market in 2007. The Company was in compliance with all covenants at December 28, 2007 and December 29, 2006.

The Company’s Dutch subsidiary, Projecta, has an overdraft line of credit, with maximum possible borrowings equal to 1.5 million Euros. Interest on outstanding borrowings related to this line of credit is calculated at the Fortis Basic Rate plus 1.50%, the sum of which was 6.75% on December 28, 2007. At December 28, 2007 and December 29, 2006, Projecta had no outstanding balances under this line of credit.

Cash Flows

Cash provided by operating activities in 2007 was $29.2 million, as compared to $35.7 million in 2006, a decrease of $6.5 million or 18.2% primarily attributable to the decrease in net income. Cash used in investing activities was $0.1 million in 2007, as compared to $0.1 million provided by investing activities in 2006. Cash provided by investing activities in 2007 resulted from a reduction in short-term investments of $2.0 million which was substantially offset by capital expenditures of $1.8 million. Cash provided by investing activities in 2006 resulted from $1.3 million of proceeds from the sale of the prior manufacturing facility in the Netherlands and a reduction in short-term investments of $1.0 million, which were substantially offset by capital expenditures of $2.2 million. Cash used in financing activities was $36.0 million in 2007, as compared to $30.5 million in 2006. The increase in cash used for financing activities in 2007 was related to an increase in payments to retire senior notes of $7.2 million.

Capital Expenditures

Capital expenditures were $1.8 million in 2007 and $2.2 million in 2006. Substantially all of the expenditures in 2007 and 2006 were related to machinery and equipment purchases. The Company’s management currently expects to spend approximately $2.5 million on capital expenditures in 2008 using cash generated from operations.

Contractual Obligations

The following table sets forth, as of December 28, 2007, certain of the Company’s contractual obligations:

	Payments due by period
Contractual Obligations	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
			(in millions)
Interest and principal payments for senior debt	$171.9	$12.3	$24.5	$135.1	$—
Self-insurance letter of credit	0.5	0.5	—	—	—

Total	$172.4	$12.8	$24.5	$135.1	$—

Distributions

As a subchapter S corporation under the Internal Revenue Code of 1986, distributions are made by Da-Lite to its shareholders to pay estimated taxes relating to taxable income allocated to them by the Company on a quarterly basis. Tax related distributions were $12.1 million in 2007 and $13.0 million in 2006.

The Company made regular distributions to its shareholders in 2007 and 2006 at the monthly rate of $200 per share or $1.1 million per month in the aggregate, subject to the covenants contained in the indenture related to its 9 1/2% senior notes. The Company has continued to make regular distributions to its shareholders in 2008 at the monthly rate of $200 per share or $1.1 million in the aggregate.

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

Revenue Recognition

The Company recognizes revenue when it has received an order from a customer, product has been shipped FOB shipping point, the sales price is fixed or determinable and the collectibility of sales price is reasonably assured. All amounts billed to customers in a sales transaction related to shipping and handling are recorded as revenue, and costs incurred by the Company for shipping and handling are recorded as cost of sales in conformity with Emerging Issues Task Force (EITF) Issue No. 00-10, Accounting for Shipping and Handling Fees and Costs. Provision for customer sales allowances, returns and warranties are made at the time of shipment.

Allowance for Doubtful Accounts

The financial status of customers is routinely checked and monitored by the Company when granting credit. The Company provides an allowance for doubtful accounts based upon historical experience and management’s estimate of amounts to be collected from past due accounts.

Goodwill

Goodwill represents the excess of purchase price over the fair value of identifiable net assets acquired. The Company applies the provisions of the Financial Accounting Standards Board (FASB) Statement of Financial Accounting Standards (SFAS) No. 142, Goodwill and Other Intangible Assets, and management tests goodwill for impairment to determine whether its carrying value exceeds its implied fair value at least annually, or when events or changes in circumstances occur. Management calculates the implied fair value based on an income and market approach. These calculations include estimates of discount rates and market value multiples. Management has determined that its goodwill was not impaired at December 28, 2007 and December 29, 2006. The change in the balance of goodwill from December 29, 2006 to December 28, 2007 is the result of foreign currency translation.

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

In December 2007, the FASB issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements, an Amendment of ARB No. 51 (SFAS 160). SFAS 160 requires that noncontrolling interests be reported as a separate component of equity, that net income attributable to the parent and to the noncontrolling interest be separately identified in the consolidated statements of income, that changes in a parent’s ownership interest be accounted for as equity transactions, and that, when a subsidiary is deconsolidated, any retained noncontrolling equity investment in the former subsidiary and the gain or loss on the deconsolidation of the subsidiary be measured at fair value. SFAS 160 will be applied prospectively, except for presentation and disclosure requirements which will be applied retrospectively, as of the beginning of the Company’s fiscal year 2010. The Company does not currently have noncontrolling interests, and therefore the adoption of SFAS 160 will not have an impact on the Company’s financial position, results of operations, or cash flows.

In September 2006, the FASB issued FASB Statement No. 157, Fair Value Measurement (SFAS 157). SFAS 157 addresses standardizing the measurement of fair value for companies who are required to use a fair value measure of recognition for recognition or disclosure purposes. The FASB defines fair value as “the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measure date.” The statement is effective for fiscal years beginning after November 15, 2007 and for interim periods within those fiscal years. The Company is required to adopt SFAS 157 beginning fiscal year 2008. The adoption will not have an impact on the Company’s financial position, results of operations and cash flows.

In June 2006, the Financial Accounting Standards Board issued FASB Interpretation No. (FIN) 48, Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109 (FIN 48). FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on accounting for derecognition, interest, penalties, accounting in interim periods, disclosure and classification of matters related to uncertainty in income taxes, and transitional requirements upon adoption of FIN 48. The Company adopted FIN 48 on December 30, 2006 with no impact on the Company’s financial position.

Selected Quarterly Financial Data (unaudited)

	First	Second	Third	Fourth
		(in thousands)
Year ended December 28, 2007
Net sales	$41,507	$42,440	$44,091	$42,126
Gross profit	16,382	16,115	16,993	14,606
Operating income	11,183	10,714	12,234	9,434
Income before income taxes and minority interest	8,041	7,201	8,123	5,612
Net income	7,757	7,050	7,758	5,274

Year ended December 29, 2006
Net sales	$42,976	$43,367	$42,711	$40,773
Gross profit	17,321	17,138	16,173	15,687
Operating income	11,942	12,550	12,107	11,038
Income before income taxes and minority interest	8,457	8,454	8,821	7,616
Net income	8,084	7,971	8,366	7,213

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk.

Concentration of Credit Risk

Financial instruments that potentially subject the Company to significant concentrations of credit risk consist primarily of cash, cash equivalents, short-term investments and accounts receivable. The Company maintains cash, cash equivalents, and short-term investments with well capitalized financial institutions.

The Company’s sales are not materially dependent on a single customer or a small group of customers. No one individual customer balance represented more than 5% of the Company’s total outstanding receivables as of December 28, 2007. Credit risk associated with the Company’s receivables is representative of the geographic, industry and customer diversity associated with the Company’s global business.

The Company also maintains credit controls for evaluating and granting customer credit. As a result, the Company may require that customers provide some type of financial guarantee in certain circumstances.

Foreign Currency Risk

Da-Lite routinely uses forward foreign currency exchange contracts to hedge raw material purchases from vendors outside of the country of purchase. Gains and losses on these contracts offset changes in the related foreign currency denominated costs. At December 28, 2007, the Company had open forward exchange contracts with a notional amount of $0.7 million. The fair value of these open forward exchange contracts was not material.

Interest Rate Risk

The Company has two credit facilities available for general corporate purposes that are subject to variable interest rates. Interest related to any outstanding balances on the Company’s $10.0 million revolving credit facility in the U.S. is calculated at the prime rate, which was 7.25% on December 28, 2007. At December 28, 2007, the Company had no outstanding balances under this revolving credit facility. Interest on outstanding borrowings in Europe, related to Projecta’s overdraft line of credit, is calculated at the Fortis Basic Rate plus 1.50%, the sum of which was 6.75% on December 28, 2007. At December 28, 2007, Projecta had no outstanding balances under this credit facility.

At December 28, 2007, the Company had $129.0 million in fixed-rate long-term debt outstanding. There is no interest rate risk associated with the Company’s fixed rate debt. The fair market value of the fixed-rate debt (based on discounted cash flows reflecting borrowing rates currently available for debt with similar terms and maturities) varies with fluctuations in interest rates. A 10% decrease in interest rates would have changed the fair market value of the fixed-rate debt to approximately $141.0 million from the fair value of approximately $136.8 million at December 28, 2007. Note that financial instruments are described as cash or contractual obligations or rights to pay or receive cash. The fair value of all other financial instruments approximates the carrying value because of the short-term maturity of these instruments.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of

Da-Lite Screen Company, Inc.

Warsaw, Indiana

We have audited the accompanying consolidated balance sheets of Da-Lite Screen Company, Inc. and subsidiaries (the “Company”) as of December 28, 2007 and December 29, 2006 and the related consolidated statements of operations, shareholders’ deficit and comprehensive income, and cash flows for the years then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designed audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Da-Lite Screen Company, Inc. and subsidiaries as of December 28, 2007 and December 29, 2006, and the results of their operations and their cash flows for each of the years then ended, in conformity with accounting principles generally accepted in the United States of America.

/s/ DELOITTE & TOUCHE LLP

Indianapolis, IN
March 24, 2008

Report of Independent Registered Public Accounting Firm

The Board of Directors

Da-Lite Screen Company, Inc.:

We have audited the accompanying consolidated statements of operations, stockholders’ (deficit) equity and comprehensive income, and cash flows of Da-Lite Screen Company, Inc. and subsidiaries (the Company) for the year ended December 30, 2005. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the results of operations and cash flows of Da-Lite Screen Company, Inc. and subsidiaries for the year ended December 30, 2005, in conformity with U.S. generally accepted accounting principles.

/s/ KPMG LLP

Des Moines, Iowa

February 20, 2006

Item 8.	Financial Statements and Supplementary Data.

DA-LITE SCREEN COMPANY, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(Dollars in thousands, except par value amount)

	As of December 28, 2007	As of December 29, 2006
Assets
Current assets:
Cash and cash equivalents	$5,704	$12,323
Short-term investments	2,550	4,584

Total cash and short-term investments	8,254	16,907
Accounts receivable, less allowance for doubtful accounts of $369 in 2007 and $533 in 2006	17,492	16,620
Inventories	14,999	13,629
Prepaid expenses and other	1,921	667
Prepaid income taxes	208	136

Total current assets	42,874	47,959

Property, plant and equipment:
Land and land improvements	2,939	2,711
Buildings and building improvements	18,707	17,849
Machinery and equipment	28,965	27,284
Furniture and fixtures	9,058	8,632
Construction in-process	264	7

	59,933	56,483
Less accumulated depreciation	40,618	36,761

Net property, plant and equipment	19,315	19,722

Goodwill	27,129	26,454
Other assets, net	2,583	3,361

	$91,901	$97,496

Liabilities and Shareholders’ Deficit
Current liabilities:
Accounts payable	$4,766	$4,388

Accrued expenses:
Interest	1,464	1,656
Vacation	1,172	1,229
Other	4,203	4,130

Total accrued expenses	6,839	7,015

Total current liabilities	11,605	11,403
Long-term debt	128,980	140,200

Total liabilities	140,585	151,603

Minority interest	801	1,112

Commitments and contingencies (note 9)

Shareholders’ deficit:
Common stock, $1 par value. Authorized 1,000,000 shares; 10,686 shares issued and 5,426.82 and 5,364.12 shares outstanding in 2007 and 2006, respectively	11	11
Additional paid-in capital	1,615	618
Retained deficit	(31,827)	(34,479)
Accumulated other comprehensive income	4,980	2,750
Less treasury stock, 5,259.38 and 5,321.88 shares at cost in 2007 and 2006, respectively	(24,264)	(24,119)

Total shareholders’ deficit	(49,485)	(55,219)

	$91,901	$97,496

See accompanying notes to consolidated financial statements.

DA-LITE SCREEN COMPANY, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(Dollars in thousands)

	Year ended December 28, 2007	Year ended December 29, 2006	Year ended December 30, 2005
Net sales	$170,164	$169,827	$165,634
Cost of sales	106,068	103,508	100,769

Gross profit	64,096	66,319	64,865
Selling, general and administrative expenses	20,531	18,682	17,202

Operating income	43,565	47,637	47,663

Other expense:
Interest, net	13,006	13,726	14,758
Miscellaneous, net	1,582	563	734

Total other expense	14,588	14,289	15,492

Income before income taxes and minority interest	28,977	33,348	32,171
Income taxes	1,015	1,562	1,248
Minority interest	123	152	108

Net income	$27,839	$31,634	$30,815

See accompanying notes to consolidated financial statements.

DA-LITE SCREEN COMPANY, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ (DEFICIT) EQUITY AND

COMPREHENSIVE INCOME

(Dollars in thousands, except per share amounts)

	Common Stock	Additional paid-in capital	Retained (deficit) earnings	Accumulated other comprehensive (loss) income	Treasury stock	Total
Balance at December 31, 2004	$11	$230	$(48,633)	$3,245	$(23,409)	$(68,556)

Comprehensive income:
Net income	—	—	30,815	—	—	30,815
Other comprehensive income:
Foreign currency translation adjustments	—	—	—	(2,806)	—	(2,806)

Total comprehensive income						28,009

Repurchase of common stock (12.9 shares)	—	—	—	—	(381)	(381)
Exercise of common stock options (37.6 shares)	—	344	—	—	164	508
Distributions to shareholders ($4,124.49 per share)	—	—	(22,218)	—	—	(22,218)

Balance at December 30, 2005	11	574	(40,036)	439	(23,626)	(62,638)

Comprehensive income:
Net income	—	—	31,634	—	—	31,634
Other comprehensive income:
Foreign currency translation adjustments	—	—	—	2,311	—	2,311

Total comprehensive income						33,945

Repurchase of common stock (16.5 shares)	—	—	—	—	(533)	(533)
Exercise of common stock options (9.0 shares)	—	44	—	—	40	84
Distributions to shareholders ($4,817.26 per share)	—	—	(26,077)	—	—	(26,077)

Balance at December 29, 2006	11	618	(34,479)	2,750	(24,119)	(55,219)

Comprehensive income:
Net income	—	—	27,839	—	—	27,839
Other comprehensive income:
Foreign currency translation adjustments	—	—	—	2,230	—	2,230

Total comprehensive income						30,069

Repurchase of common stock (16.5 shares)	—	—	—	—	(503)	(503)
Exercise of common stock options (79.0 shares)	—	997	—	—	358	1,355
Distributions to shareholders ($4,650.52 per share)	—	—	(25,187)	—	—	(25,187)

Balance at December 28, 2007	$11	$1,615	$(31,827)	$4,980	$(24,264)	$(49,485)

See accompanying notes to consolidated financial statements.

DA-LITE SCREEN COMPANY, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Dollars in thousands)

	Year ended December 28, 2007	Year ended December 29, 2006	Year ended December 30, 2005
Cash flows from operating activities:
Net income	$27,839	$31,634	$30,815
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	3,420	3,918	4,368
Amortization and write-off of debt issuance costs	762	870	985
(Gain) loss on disposal of assets	40	(475)	(6)
Minority interest earnings	123	152	108
Change in:
Accounts receivable	(479)	463	140
Inventories	(1,002)	(1,080)	(1,138)
Prepaid expenses and other	(1,223)	(195)	(178)
Accounts payable	126	(418)	(61)
Accrued expenses	(439)	791	(893)
Other	16	(1)	(5)

Net cash provided by operating activities	29,183	35,659	34,135

Cash flows from investing activities:
Proceeds from sale of assets	74	1,339	6
Payments for purchase of minority shares	(434)	—	—
Purchase of property, plant and equipment	(1,755)	(2,236)	(2,590)
Purchases of short-term investments	(5,100)	(9,135)	(6,039)
Maturities of short-term investments	7,134	10,090	500

Net cash provided by (used in) investing activities	(81)	58	(8,123)

Cash flows from financing activities:
Payments to retire senior notes	(11,220)	(4,000)	(6,000)
Distributions to shareholders	(25,187)	(26,077)	(22,218)
Payments of financing costs	—		(23)
Payments for repurchase of common stock	(503)	(533)	(381)
Proceeds from exercise of common stock options	1,355	84	508

Net cash used in financing activities	(35,555)	(30,526)	(28,114)

Effect of foreign currency exchange rate changes	(166)	124	(196)

Net change in cash and cash equivalents	(6,619)	5,315	(2,298)
Cash and cash equivalents at beginning of year	12,323	7,008	9,306

Cash and cash equivalents at end of year	$5,704	$12,323	$7,008

Supplemental disclosures of cash flow information:
Income taxes paid during the year	$1,087	$1,519	$2,017

Interest paid during the year	13,198	13,824	14,832

See accompanying notes to consolidated financial statements.

DA-LITE SCREEN COMPANY, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years ended December 28, 2007, December 29, 2006 and December 30, 2005

(1) Summary of Significant Accounting Policies

(a) Organization

Da-Lite Screen Company, Inc. and subsidiaries (the “Company”) primarily manufactures projection screens and other meeting room equipment that are sold throughout the United States and a number of foreign countries. The Company’s principal operations are located in the United States and Europe.

Approximately 84%, 84% and 83% of the Company’s total net sales in 2007, 2006 and 2005, respectively, were from front projection screen sales. The Company’s ten largest customers accounted for approximately 13%, 11% and 11% of total net sales in 2007, 2006 and 2005, respectively. No customer accounted for more than 3% of the Company’s total net sales in each of 2007, 2006 and 2005.

(b) Principles of Consolidation

The accompanying consolidated financial statements include the accounts of Da-Lite Screen Company, Inc. (Da-Lite), Da-Lite International, Inc., a domestic international sales corporation, and Projecta B.V. (Projecta), a Netherlands limited liability company, which was 97.3% owned by Da-Lite at the end of 2007 (with the remaining 2.7% owned by Projecta employees) and Projecta’s wholly-owned subsidiary Procolor S.A.S. (Procolor), a French corporation. At the end of 2006 and 2005, Projecta was 96.0% owned by Da-Lite (with the remaining 4.0% owned by Projecta employees). Procolor is a wholly-owned subsidiary of Projecta. All intercompany accounts and transactions have been eliminated.

The Company operates on a 52/53-week year. The Company’s fiscal year ends on the last Friday of December. The fiscal years ended December 28, 2007, December 29, 2006 and December 30, 2005 were 52-week years.

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

(d) Revenue Recognition

The Company recognizes revenue when it has received an order from a customer, product has been shipped FOB shipping point, the sales price is fixed or determinable and the collectibility of sales price is reasonably assured. All amounts billed to customers in a sales transaction related to shipping and handling are recorded as revenue, and costs incurred by the Company for shipping and handling are recorded as cost of sales in conformity with Emerging Issues Task Force (EITF) Issue No. 00-10, Accounting for Shipping and Handling Fees and Costs. Provision for customer sales allowances, returns and warranties are made at the time of shipment.

(e) Cash, Cash Equivalents and Short-term Investments

The Company considers interest bearing instruments with original maturities of three months or less at the date of purchase to be the equivalent of cash. The Company considers interest bearing instruments with original maturities greater than three months and less than twelve months as short-term investments.

(f) Accounts Receivable

The financial status of customers are routinely checked and monitored by the Company when granting credit. The Company provides an allowance for doubtful accounts based upon historical experience and management’s analysis of past due accounts. At December 28, 2007 and December 29, 2006, no customer accounted for more than 5% of accounts receivable.

(g) Inventories

The Company accounts for its inventory at the lower of cost or market using the first-in, first-out (FIFO) method. Inventory is comprised of the following at (in thousands):

	December 28, 2007	December 29, 2006
Raw materials	$9,468	$7,714
Work in progress	2,342	2,069
Finished goods	3,189	3,846

	$14,999	$13,629

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

(i) Impairment of Long-lived Assets

The Company evaluates the carrying amount of long-lived assets held and used when events and circumstances warrant such a review, in accordance with Statements of Financial Accounting Standards (SFAS) No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets. If the carrying amount of long-lived assets held and used exceeds the expected future undiscounted cash flows, a loss is recognized based on the amount by which the carrying value exceeds the fair market value of the assets. During the years ended December 28, 2007, December 29, 2006 and December 30, 2005, no such impairment was recognized.

(j) Goodwill

SFAS No. 142, Goodwill and Other Intangible Assets, requires that goodwill be tested at least annually for impairment or when events or changes in circumstances occur by determining whether the carrying amount of goodwill exceeds its implied fair value based on both a market value and income approach. Goodwill represents the excess of purchase price over fair value of identifiable net assets acquired. Management has determined that goodwill was not impaired as of the fiscal years ended 2007, 2006 and 2005. The change in the balance of goodwill is the result of foreign currency translation.

(k) Other Assets, Net

Other assets, net includes deferred financing costs of $4.9 million and $5.4 million less accumulated amortization of $2.3 million and $2.1 million at December 28, 2007 and December 29, 2006, respectively. The Company amortizes the deferred financing costs over the life of the long-term debt. In conjunction with the retirement of long-term debt, the Company writes-off the related deferred financing costs. Amortization and write-offs of the deferred financing costs are recognized as a component of interest expense.

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

(m) Product Warranties

At the time a sale is recognized, the Company estimates future warranty costs based on historical warranty claims. The Company has recorded a warranty reserve of $175,000 at December 28, 2007 and December 29, 2006 for estimated future warranty costs based upon past trends of actual warranty claims.

(n) Disclosures About Fair Value of Financial Instruments

Financial instruments are described as cash or contractual obligations or rights to pay or receive cash. The fair value of certain financial instruments approximates the carrying value because of the short-term maturity of these instruments. The estimated fair value of long-term debt is approximately $137 million and $148 million based upon the quoted market value at December 28, 2007 and December 29, 2006, respectively.

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

The Company periodically uses forward foreign currency exchange contracts to hedge purchase orders. Gains or losses are recorded through operations and were not material in 2007, 2006 or 2005. There were open forward exchange contracts with notional amounts of $0.7 million and $1.2 million at December 28, 2007 and December 29, 2006, respectively. The fair value of open forward exchange contracts was not material.

(p) Stock Option Plan

The Company had previously applied the intrinsic value based method of accounting prescribed by Accounting Principles Board (APB) Opinion No. 25, Accounting for Stock Issued to Employees (APB 25), and had adopted the disclosure only provisions of SFAS No. 123, Accounting for Stock-Based Compensation (SFAS 123). In December 2004, SFAS No. 123(R), Share-Based Payment (SFAS 123R), a replacement of SFAS 123, and a rescission of APB 25 was issued. This statement requires compensation costs related to share-based payment transactions to be recognized in the financial statements. The Company implemented SFAS 123R on December 31, 2005 using the prospective method of adoption. For stock options granted prior to adoption, the Company continues to apply APB 25. Beginning on December 31, 2005, the amount of compensation cost is measured based upon the grant date fair value. The fair value of the option grants is estimated on the date using the Black-Scholes option pricing model with assumptions on dividend yield, risk-free investment, expected volatilities, and expected lives of the options.

The Company has a nonqualified stock option plan under which options are granted to certain employees. The plan authorizes grants of options to purchase 737 shares, all of which have been granted.

(q) Income Taxes

The Company is taxed under the provisions of the Internal Revenue Code regulating small business corporations (Subchapter S). Under the provisions of Subchapter S, tax liabilities and benefits flow through to the shareholders of Da-Lite. Therefore, no provision or liability is recorded in the consolidated financial statements for taxable income of the Company. The Company pays foreign income taxes on the earnings of Projecta and Procolor. Foreign income taxes are recorded in the consolidated financial statements. See note 3 for further information.

The Company files income tax returns in various state and foreign jurisdictions. State jurisdictions that remain subject to examination range from 2004 to 2006. Netherlands tax returns that remain subject to examination range from 2001 to 2006. The Company does not believe there will be any material changes in the unrecognized tax positions over the next 12 months.

The Company’s policy is to recognize interest and penalties accrued on any unrecognized tax benefits as a component of income tax expense. As of the date of adoption of FIN 48, the Company had no accrued interest or penalties, and no such expenses were recognized during the year.

(r) Research and Development

Research and development costs are expensed as incurred. Such costs are classified as part of cost of sales and were $300,000, $100,000 and $154,000 for the years ended December 28, 2007, December 29, 2006 and December 30, 2005, respectively.

(s) Recent Accounting Pronouncements

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

In December 2007, the FASB issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements, an Amendment of ARB No. 51 (SFAS 160). SFAS 160 requires that noncontrolling interests be reported as a separate component of equity, that net income attributable to the parent and to the noncontrolling interest be separately identified in the consolidated statements of income, that changes in a parent’s ownership interest be accounted for as equity transactions, and that, when a subsidiary is deconsolidated, any retained noncontrolling equity investment in the former subsidiary and the gain or loss on the deconsolidation of the subsidiary be measured at fair value. SFAS 160 will be applied prospectively, except for presentation and disclosure requirements which will be applied retrospectively, as of the beginning of the Company’s fiscal year 2010. The Company does not currently have noncontrolling interests, and therefore the adoption of SFAS 160 will not have an impact on the Company’s financial position, results of operations, or cash flows.

In September 2006, the FASB issued FASB Statement No. 157, Fair Value Measurement (SFAS 157). SFAS 157 addresses standardizing the measurement of fair value for companies who are required to use a fair value measure of recognition for recognition or disclosure purposes. The FASB defines fair value as “the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measure date.” The statement is effective for fiscal years beginning after November 15, 2007 and for interim periods within those fiscal years. The Company is required to adopt SFAS 157 beginning fiscal year 2008. The adoption will not have an impact on the Company’s financial position, results of operations and cash flows.

In June 2006, the Financial Accounting Standards Board issued FASB Interpretation No. (FIN) 48, Accounting for Uncertainty in Income Taxes - an interpretation of FASB Statement No. 109 (FIN 48). FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on accounting for derecognition, interest, penalties, accounting in interim periods, disclosure and classification of matters related to uncertainty in income taxes, and transitional requirements upon adoption of FIN 48. The Company adopted FIN 48 on December 30, 2006 with no impact on the Company’s financial position.

(2) Notes Payable, Revolving Credit Agreement, and Long-term Debt

Long-term debt at December 28, 2007 and December 29, 2006 consisted only of Senior Notes due in 2011.

The Company issued $160 million of 9 1/2% senior unsecured notes due in May 2011 during fiscal year 2004, which were subsequently exchanged for substantially identical notes that were registered with the Securities and Exchange Commission (the “9 1/2% Senior Notes due 2011” or “Notes”). The net proceeds from the issuance of the Notes were used during fiscal year 2004 to retire approximately $15.0 million of indebtedness outstanding under a then existing credit facility, to pay a special distribution to stockholders of approximately $134.6 million and for general corporate purposes. The Company may redeem any of the Notes with an initial redemption price of 109.5% of their principal amount plus accrued interest. Any outstanding principal is due in May 2011 and interest is payable semi-annually in arrears on May 15 and November 15 of each year.

In the Indenture related to the 9 1/2% Senior Notes due 2011, the Company agreed to covenants that limit it and its restricted subsidiaries’ (i.e., Projecta B.V., Procolor S.A.S.) ability, among other things, to: (a) incur additional debt and issue preferred stock, (b) pay dividends, acquire shares of capital stock, make payments on subordinated debt or make investments, (c) place limitations on distributions from restricted subsidiaries, (d) issue or sell capital stock of restricted subsidiaries, (e) issue guarantees, (f) sell or exchange assets, (g) enter into transactions with stockholders and affiliates, (h) create liens and (i) effect mergers. In addition, if a change of control occurs, each holder of Notes will have the right to require the Company to repurchase all or part of the holder’s Notes at a price equal to 101% of their principal amount, plus any accrued interest to the date of purchase. The Company was in compliance with all covenants at December 28, 2007 and December 29, 2006.

On March 24, 2008, the Company entered into a new two-year agreement for an unsecured revolving credit facility, with maximum possible borrowings equal to $15.0 million, with Lake City Bank (the “Bank”). The terms of the new two-year unsecured revolving credit facility are substantially similar to a pre-existing credit agreement with the Bank that allowed for maximum borrowings of $10.0 million and which was due to expire in May 2008. Interest on any outstanding borrowings related to the new line of credit is calculated at the prime rate, which was 7.25% on December 28, 2007. At December 28, 2007 and December 29, 2006, the Company had no outstanding balances under these lines of credit.

The Company’s Dutch subsidiary, Projecta, has an overdraft line of credit with maximum possible borrowings equal to 1.5 million Euros. Interest on outstanding borrowings related to this line of credit is calculated at the Fortis basic rate plus 1.50%, the sum of which was 6.75% on December 28, 2007. At December 28, 2007 and December 29, 2006, Projecta had no outstanding balances under this line of credit.

The Company has provided an insurance carrier with a standby letter of credit for $0.5 million for self-insured amounts under its insurance program.

(3) Income Taxes

The Company is taxed as a S-Corporation in the U.S. and therefore does not provide for U.S. federal and state income taxes. Foreign income taxes for the years ended December 28, 2007, December 29, 2006 and December 30, 2005 consisted of the following (in thousands):

	December 28, 2007	December 29, 2006	December 30, 2005
Projecta current foreign taxes	$1,150	$1,528	$1,209
Procolor current foreign taxes	(135)	34	39

Total	$1,015	$1,562	$1,248

A reconciliation of the U.S. statutory tax rate and effective income tax rate based on the Company’s income before income taxes is as follows:

	Years Ended
	December 28, 2007	December 29, 2006	December 30, 2005
U.S. statutory tax rate	35.0%	35.0%	35.0%
S corporation income not subject to federal and state income tax	-30.2%	-29.5%	-30.8%
Taxes on foreign locations’ income at rates which differ from the U.S. rate	-1.3%	-0.8%	-0.3%

Effective income tax rate	3.5%	4.7%	3.9%

(4) Profit Sharing and Retirement Plans

Da-Lite has a 401(k) retirement plan covering all full-time Da-Lite employees meeting certain service requirements. Under the terms of the plan, employees can contribute up to 16% of maximum compensation as prescribed by law to the plan and Da-Lite may match 50% of the first 6% contributed by the employees. Effective October 1, 2006, Da-Lite resumed matching 50% of employee contributions up to 6% of salary. Da-Lite had previously suspended matching in June 2001. Da-Lite recorded approximately $326,000, $51,000 and $0 in matching contributions for the years ended December 28, 2007, December 29, 2006, and December 30, 2005, respectively. Also, under the terms of the plan, Da-Lite may make discretionary profit sharing contributions. The discretionary contributions are determined by management. Da-Lite did not accrue any discretionary contributions to the plan for the years ended December 28, 2007 and December 29, 2006, respectively. Da-Lite accrued $138,000 in discretionary contributions to the plan for the year ended December 30, 2005. Projecta is a participant in a multi-employer benefit plan covering substantially all Projecta employees. For the years ended December 28, 2007, December 29, 2006 and December 30, 2005, Projecta made contributions of approximately $464,000, $382,000 and $341,000, respectively.

(5) Stock Options

The Company has a nonqualified stock option plan under which options are granted to certain employees. Options under the plan generally vest one-fifth each year from the anniversary date. During 2004, the Company also granted options to certain employees that were immediately 100% vested. The options expire after ten years from the date of grant. Fair value calculations are based on highly subjective assumptions. The Company used the Black-Scholes option pricing model using the minimum value method. The Company did not grant awards during 2007, 2006 and 2005.

The stock option activity and weighted average exercise prices follow:

	Number of Shares Under Option	Weighted Average Exercise Price	Options Exercisable	Weighted Average Exercise Price
Outstanding, December 29, 2006	144	$16,978	142	$17,091
Granted	—	—
Exercised	(79)	(17,152)
Forfeited	(2)	(9,000)

Outstanding, December 28, 2007	63	$17,013	63	$17,013

Vested or expected to be vested	63	$17,013

The aggregate intrinsic value of options exercised was $1.0 million in 2007, $0.2 million in 2006 and $0.6 million in 2005. The aggregate intrinsic value of options outstanding, options exercisable, and options vested or expected to vest as of December 28, 2007 was $0.8 million, $0.8 million and $0.8 million, respectively. The weighted average contractual term of options outstanding, options exercisable and options vested and expected to vest as of December 28, 2007 was 6.4 years. Cash received from exercise of stock options was $1.4 million in 2007, $0.1 million in 2006 and $0.5 million in 2005. The Company does not have a policy for issuing shares or using treasury shares when stock options are exercised.

(6) Goodwill

The changes in the carrying amount of goodwill for the years ended December 28, 2007, December 29, 2006 and December 30, 2005 are as follows (in thousands):

	United States	Europe	Total
Balance as of December 30, 2005	$20,440	$5,411	$25,851

Foreign currency translation	—	603	603

Balance as of December 29, 2006	20,440	6,014	26,454

Foreign currency translation	—	675	675

Balance as of December 28, 2007	$20,440	$6,689	$27,129

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

The following table presents financial information by segment: (in thousands)

For the years ended:	December 28, 2007	December 29, 2006	December 30, 2005
Net sales:
United States	$141,779	$141,628	$140,992
Europe	28,385	28,199	24,642

Total net sales	$170,164	$169,827	$165,634

Operating income:
United States	$39,095	$42,751	$43,674
Europe	4,470	4,886	3,989

Total operating income	$43,565	$47,637	$47,663

Income before income taxes and minority interest:
United States	$24,869	$27,965	$28,216
Europe	4,108	5,383	3,955

Total income before income taxes and minority interest	$28,917	$33,348	$32,171

Net income:
United States	$24,869	$27,965	$28,216
Europe	2,970	3,669	2,599

Total net income	$27,839	$31,634	$30,815

Purchase of property, plant and equipment
United States	$1,580	$2,050	$1,923
Europe	175	186	667

Total purchases of property, plant and equipment	$1,755	$2,236	$2,590

Depreciation
United States	$2,434	$2,918	$3,338
Europe	986	1,000	1,030

Total depreciation	$3,420	$3,918	$4,368

As of:	December 28, 2007	December 29, 2006
Total assets:
United States	$66,406	$73,512
Europe	25,495	23,984

Total assets	$91,901	$97,496

Goodwill:
United States	$20,440	$20,440
Europe	6,689	6,014

Total goodwill	$27,129	$26,454

(8) Accumulated Other Comprehensive Income (Loss)

The only component of accumulated other comprehensive income as of December 28, 2007 and December 29, 2006 was for cumulative foreign exchange translation adjustments.

(9) Commitments and Contingencies

On May 19, 2006, Draper, Inc. (“Draper”), a competitor of the Company, filed an action entitled Draper, Inc. v. Da-Lite Screen Company, Inc. and Stewart Filmscreen Corporation in the United States District Court for the Southern District of Indiana, Indianapolis Division. The complaint, as amended, alleged that certain projection screens manufactured by the Company and Stewart Filmscreen Corporation, another competitor of the Company, infringed patents issued to Draper. Draper sought unspecified damages and injunctive relief. The Company filed an amended answer denying the allegations and asserting affirmative defenses. The defenses included: non-infringement, invalidity based on prior art, and unenforceability because of inequitable conduct in procuring at least some of the patents in suit. On March 24, 2008, Da-Lite and Draper entered into a settlement agreement providing for the dismissal of the case as well as a case Da-Lite had filed against Draper with respect to other matters, which settlement resulted in no payment by either party.

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

(10) Valuation and Qualifying Accounts

Description	Balance at beginning of year	Charges to Costs and expenses	Deductions	Balance at end of year
	(in thousands)
Allowance for doubtful accounts:
Year ended December 30, 2005	$550	$450	$547	$453
Year ended December 29, 2006	453	853	773	533
Year ended December 28, 2007	533	757	921	369

(11) Subsequent Event

Subsequent to December 28, 2007, the Company repurchased $4.3 million of the outstanding $129.0 million principal amount of its 9 1/2% Senior Notes due 2011 from the open market using cash on hand for an aggregate purchase price of $4.1 million. The Company retired these Notes and expects that the discount recorded in the transaction will offset the write-off of deferred financing costs related to the repurchase.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A.	Controls and Procedures.

(a)	Evaluation of Disclosure Controls and Procedures. Based on the evaluation required by Rule 15d-15(e) under the Securities Exchange Act of 1934, the principal executive officer and principal financial officer of the Da-Lite have concluded that the Company’s disclosure controls and procedures (as defined in Rule 15d-15(e)) as of the end of the period covered by this report were effective to ensure that the information required to be disclosed by the Company in reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time period specified in SEC rules and forms. The disclosure controls and procedures are designed to only provide reasonable assurance of achieving the desired control objectives.

(b)	Report of Management on Internal Control Over Financial Reporting. The management of the Company, including the Company’s principal executive officer and principal financial officer, is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f)).

As of the end of the period covered by this annual report, the management of the Company, under the supervision and with the participation of the Company’s principal executive officer and principal financial officer, assessed the effectiveness of the design and operation of the Company’s internal controls over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f)). The management based this assessment on criteria for effective internal control over financial reporting described in “Internal Control—Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based upon that evaluation, the principal executive officer and principal financial officer concluded that the Company maintained effective internal control over financial reporting.

The Company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States of America. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with policies or procedures may deteriorate.

This annual report does not include an attestation report of the company’s registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the company’s registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit the company to provide only management’s report in this annual report.

(c)	Changes in Internal Control Over Financial Reporting. There were no changes in the Company’s internal control over financial reporting that occurred during the last fiscal quarter that has materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Item 9B.	Other Information.

(a)	Entry into a Material Definitive Agreement.

On March 24, 2008, Da-Lite Screen Company, Inc. (the “Company”) entered into a new two-year agreement for an unsecured revolving credit facility, with maximum possible borrowings equal to $15.0 million, with Lake City Bank (the “Bank”). The terms of the new two-year unsecured revolving credit facility are substantially similar to a pre-existing credit agreement with the Bank that allowed for maximum borrowings of $10.0 million and which was due to expire in May 2008. Interest on any outstanding borrowings related to the new line of credit is calculated at the prime rate, which was 5.25% on the signing date of the agreement. A copy of the new agreement has been filed as an exhibit to this report.

(b)	Termination of a Material Definitive Agreement.

The previous financing agreement with the Bank was replaced with the new unsecured revolving credit facility discussed above.

PART III

Item 10.	Directors and Executive Officers of the Registrant.

The following table sets forth information regarding Da-Lite’s executive officers and directors as of December 28, 2007.

Name	Age	Position
Richard E. Lundin	57	Chairman, President and Chief Executive Officer
Judith D. Loughran	60	Executive Vice President
Jerry C. Young	60	Vice President—Finance and Chief Financial Officer
Peter A. de Kroon	53	Managing Director, Projecta B.V.
James M. Hoak	64	Lead Director
James S. Cownie	63	Director
Wayne Kern	75	Director
David J. Lundquist	65	Director
David N. Walthall	62	Director

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

James M. Hoak. Mr. Hoak has served as a director since 1989 and became the Company’s lead director in 2007. Mr. Hoak has served as Chairman of Hoak Media, LLC (a television broadcaster) since its formation in August 2003. He also has served as Chairman and a Principal of Hoak Capital Corporation (a private equity investment firm) since September 1991. He served as Chairman of Heritage Media Corporation (a broadcasting and marketing services firm) from its inception in August 1987 to its sale in August 1997. From February 1991 to January 1995, he served as Chairman and Chief Executive Officer of Crown Media, Inc. (a cable television company). From 1971 to 1987, he served as President and Chief Executive Officer of Heritage Communications, Inc. (a diversified cable television and communications company), and as its Chairman and Chief Executive Officer from August 1987 to December 1990.

James S. Cownie. Mr. Cownie has served as a director since 1989. For the past five years he has been self-employed as an investor. Previously, Mr. Cownie was President and Chief Executive Officer of New Heritage Associates (an operator of cable television systems) and President in charge of cable television operations of Heritage Communications, Inc. Mr. Cownie currently serves as a director of The Macerich Company (a developer and operator of regional shopping centers).

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

David J. Lundquist. Mr. Lundquist has served as a director since 1989 and served as the Company’s Chairman from 1989 until 1998 and the Company’s Vice Chairman from 1998 until 2004. For the past eleven years Mr. Lundquist has been the managing director of Lundquist, Schiltz and Associates (a money management company). Previously, he served as Executive Vice President and Chief Financial Officer of New Heritage Associates and Vice President and Chief Financial Officer of Heritage Communications, Inc.

David N. Walthall. Mr. Walthall has served as a director since 1989 and the Company’s lead director from 2004 through the second quarter of 2007. Mr. Walthall invests primarily in real estate on a project-by-project basis through Walthall Asset Management Corporation. Previously, he served as President of Lyric Corporation (a producer of children’s television programming, including “Barney and Friends”), Co-founder, President and Chief Executive Officer of Heritage Media Corporation (a company with operations in in-store advertising, broadcasting and direct mail advertising) and President-Communication Products Group for Heritage Communications, Inc. (a diversified media company with operations in cable television, broadcasting, outdoor advertising and communications products).

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

The Board does not have a compensation committee or other committee performing equivalent functions. During 2007, Mr. Lundin was the only officer or employee who participated in the Board’s deliberations concerning executive officer compensation. During 2007, none of the executive officers served on the compensation committee or board of directors of any other company of which any other member of the Board was an executive officer.

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

Compensation Discussion and Analysis

This section provides information regarding the compensation program in place for Da-Lite’s executive officers for 2007. It includes information regarding the overall objectives of the compensation program and each element of compensation provided.

The Board believes that compensation for Da-Lite’s executive officers should reward superior performance that creates long-term investor value and encourage executives who deliver that performance to remain with the Company and to continue that level of performance. Compensation is reviewed and approved by the Board during regularly scheduled Board meetings.

During 2007, all of the compensation received by Da-Lite’s executive officers was in the form of cash compensation. This reflects the Board’s view that additional equity ownership of the Company was not needed to align the interests of our executive officers with shareholders due to the fact that each of the executive officers already holds substantial equity in the Company.

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

Pursuant to his employment agreement with Projecta, Mr. de Kroon is eligible to receive a bonus in an amount between 40,000 Euro and 75,000 Euro per year based on his evaluation against certain operational metrics relating to cash flow and revenue. The amount of the bonus is at the discretion of Projecta based on the company’s performance during the year. The agreement also provides that he is entitled to an annual holiday allowance, paid in the month of May, equal to 8% of the salary received by him in the preceding twelve months as is customary in the Netherlands.

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

Options under the plan generally vest one-fifth each year from the anniversary date of grant and expire on the tenth anniversary of the date of grant. No options were granted in 2007.

Perquisites

The Board does not believe that perquisites should be a significant part of the compensation of the Company’s executive officers. In 2007, the only perquisite the Company provided to its executive officers was a car allowance.

Retirement Benefits

The Da-Lite Screen Company, Inc. 401(k) Retirement Plan (the “401(k) Plan”) covers all full-time employees who meet certain service requirements. Each of the executive officers other than Mr. de Kroon participates in the 401(k) Plan. Under the terms of the 401(k) Plan, employees may contribute up to 16% of salary, subject to compensation and contribution limits prescribed by law, and the Company matches 50% of employee contributions (up to 6% of salary). All participants, including the U.S.-based executive officers, are eligible for the match. Under the terms of the 401(k) Plan, the Company may make discretionary profit sharing contributions as determined by management. The Company did not make any such discretionary profit sharing contribution in 2007. The Board offers the 401(k) Plan in order to attract and retain employees.

Report of the Board of Directors on Executive Compensation

The Board of Directors of Da-Lite Screen Company, Inc. oversees the Company’s compensation program. In fulfilling its oversight responsibilities, the Board reviewed and discussed with management the Compensation Discussion and Analysis set forth in this Annual Report on Form 10-K.

In reliance on the review and discussions referred to above, the Board determined to include the Compensation Discussion and Analysis in the Company’s Annual Report on Form 10-K for the fiscal year ended December 28, 2007.

Richard E. Lundin (Chairman)

James M. Hoak (Lead Director)

James S. Cownie

Wayne Kern

David J. Lundquist

David N. Walthall

2007 Summary Compensation Table

The following table provides information for the 2007 and 2006 fiscal years concerning the compensation of the Company’s executive officers.

Name and Principal Position	Year	Salary ($)	Bonus ($)	All Other Compensation ($)		Total ($)
Richard E. Lundin	2007	450,000	50,000	20,939	(1)	520,939
Chairman, President and Chief Executive Officer	2006	375,000	—	10,800		385,800

Judith D. Loughran	2007	287,500	25,000	13,425	(2)	325,925
Executive Vice President	2006	259,375	—	6,904		266,279

Jerry C. Young	2007	262,500	25,000	12,675	(3)	300,175
Vice President–Finance and Chief Financial Officer	2006	234,375	—	4,800		239,175

Peter A. de Kroon (5)	2007	190,457	—	18,478	(4)	208,935
Managing Director, Projecta, B.V. and Procolor SAS	2006	166,738	62,726	18,818		248,282

(1)	Consists of a car allowance of $4,800, director fees of $6,000 and matching contributions under the 401(k) plan of $10,139.
(2)	Consists of a car allowance of $4,800 and matching contributions under the 401(k) Plan of $8,625.
(3)	Consists of a car allowance of $4,800 and matching contributions under the 401(k) Plan of $7,875.
(4)	Consists of a car allowance.
(5)	Mr. de Kroon is paid in Euros and his compensation was translated into U.S. Dollars at the average exchange rate during the year.

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

Employment Agreement with Mr. de Kroon

Mr. de Kroon’s employment agreement with Projecta B.V. was initially entered into as of October 15, 1996. An addendum to this agreement was entered into as of January 1, 2004 to amend certain terms and to clarify Mr. de Kroon’s additional responsibilities as managing director of Procolor SAS, Projecta’s French subsidiary. Projecta B.V. entered into an employment agreement with Mr. de Kroon, effective April 1, 2007.

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

Mr. de Kroon is subject to a noncompetition clause that prohibits him, without the prior written permission of Projecta, from undertaking any activities within the countries in which Projecta is active during the course of his employment agreement which are the same or similar to the activities of Projecta or its affiliates for a period of one year following the termination of his employment agreement. He may also be subject to monetary penalties for certain breaches of his employment agreement as is customary for such employment agreements in the Netherlands.

2007 Outstanding Equity Awards at Fiscal Year-End

The following table reflects the number of stock options held by our executive officers as of the end of fiscal year 2007.

	Option Awards
Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Option Exercise Price ($)	Option Expiration Date
Richard E. Lundin	5	—	17,245	May 17, 2014

Judith D. Loughran	—	—	—	—

Jerry C. Young	50	—	17,245	May 17, 2014

Peter A. de Kroon	—	—	—	—

2007 Options Exercised and Stock Vested Table

The following table reflects the number of stock options exercised by our executive officers as of the end of fiscal year 2007.

	Option Awards
Name	Number of Shares Acquired on Exercise (#)	Value Realized on Exercise ($)
Richard E. Lundin	35	417,739	(1)

Judith D. Loughran	40	477,416	(1)

Jerry C. Young	—	—

Peter A. de Kroon	—	—

(1)	The value realized on exercise represents the difference between the price of the underlying securities at exercise, as determined consistently with a formula set forth in the Company’s Shareholders Agreement, and the exercise price of the options.

Potential Payments Upon Termination or Change-in-Control

This section describes the compensation and benefits that would have been payable to our executive officers as of the end of fiscal year 2007 pursuant to their respective employment agreements had a change-in-control occurred or their employment been terminated as a result of the circumstances described below.

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

Termination by the Company Without Cause or by the Executive with Good Reason

The Company may, if authorized by the Board, terminate the employment of Mr. Lundin, Ms. Loughran or Mr. Young other than for cause or disability, or such executive may terminate his or her employment with the Company at any time with “good reason.” Upon such a termination, the executive will be entitled to the continuation of payment of salary and benefits for the remainder of the term of the employment agreement. “Good reason” is defined in the employment agreements to mean (i) the assignment to the executive of duties and responsibilities not consistent with the status and activities (including location) of his or her current position, (ii) any action which results in a significant and continuing diminution of the authority, duties or responsibilities of the executive, (iii) the failure of the Company to provide compensation, benefits or expense reimbursements as required under the employment agreement, or (iv) the failure of the Company to adhere in any material manner to any of its other covenants in the employment agreement or in any other agreement between the Company and the executive; provided that any of the foregoing continues for a period of 20 days after the executive gives written notice to the Company requesting a cure.

Mr. de Kroon’s employment agreement provides that if his employment is terminated by Projecta for any reason “beyond his control,” Projecta must provide six months’ notice of such termination. In addition, upon such a termination, he will be entitled to receive an amount equal to six months’ gross salary. Assuming such a termination occurred effective as of December 28, 2007, six months’ gross salary for Mr. de Kroon would amount to 64,000 Euros.

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

2007 Director Compensation Table

The table below summarizes the compensation paid by the Company to non-employee directors for the fiscal year ended December 28, 2007.

Name	Fees Earned or Paid in Cash ($)		Total ($)
James S. Cownie	6,000	(1)	6,000

James M. Hoak	10,000	(2)	10,000

Wayne Kern	6,500	(3)	6,500

David J. Lundquist	7,500	(3)	7,500

David N. Walthall	9,000	(4)	9,000

(1)	Represents cash compensation of $1,500 per quarter for board membership.
(2)	Represents cash compensation of $1,500 per quarter in first and second quarters and $3,000 per quarter in third and fourth quarters as lead director and $500 per meeting for audit committee membership.
(3)	Represents cash compensation of $1,500 per quarter for board membership and $500 per meeting for audit committee membership.
(4)	Represents cash compensation of $3,000 per quarter in first and second quarters as lead director and $1,500 per quarter in third and fourth quarters for board membership.

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

The following table sets forth certain information regarding the beneficial ownership of the Company’s common stock as of March 25, 2008 by: (1) each of the Company’s executive officers and directors individually and (2) all of the Company’s executive officers and directors as a group. The address for each of the Company’s beneficial owners is c/o Da-Lite Screen Company, Inc., 3100 North Detroit Street, P.O. Box 137, Warsaw, Indiana 46581-0137.

Name	Shares		Percentage (1)
James S. Cownie	1,278.51	(2)	23.56%

James M. Hoak	1,750.69	(3)	32.26%

Wayne Kern	245.99	(4)	4.53%

David J. Lundquist	382.93	(5)	7.06%

David N. Walthall	307.62		5.67%

Richard E. Lundin	305.00	(6)	5.61%

Judith D. Loughran	167.00		3.08%

Jerry C. Young	75.00	(7)	1.37%

Peter A. de Kroon	—		—

All directors and executive officers as a group (9 people)	4,512.74		82.20%

(1)	Calculated based on 5,427.62 shares outstanding and excluding all options except as to each individual under options as described in notes (6) and (7) below, as the case may be.
(2)	Consists of (a) 1,041.51 shares held in a revocable trust for the benefit of Mr. Cownie for which he serves as trustee and (b) 237.00 shares held in a trust for the benefit of Mr. Cownie and his children for which he serves as trustee.
(3)	Consists of (a) 250.69 shares held in Mr. Hoak’s name, (b) 1,400.00 shares held by Mr. Hoak’s wife, Nancy J. Hoak and (c) 100 shares held in a trust for the benefit of Mr. Hoak’s wife and his children for which he serves as trustee.
(4)	Consists of (a) 146.51 shares held in Mr. Kern’s name and (b) 99.48 shares held by Mr. Kern’s wife, Donna Kern.
(5)	Represents 382.93 shares held in a revocable trust for the benefit of Mr. Lundquist for which he serves as trustee.
(6)	Includes options to purchase 5.00 shares.
(7)	Includes options to purchase 50.00 shares

Peter A. de Kroon is the beneficial owner of 2.59% of the outstanding capital stock of Projecta B.V., the Company’s Dutch subsidiary. Projecta B.V. owns all of the outstanding capital stock of Procolor S.A.S., the Company’s French subsidiary.

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

Equity Compensation Plan Information

The following table summarizes the number of shares of the Company’s common stock that may be issued under its equity compensation plans as of December 28, 2007.

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Equity compensation plans approved by security holders	—	—	—
Equity compensation plans not approved by security holders	63.0	$17,013	—

Total	63.0	$17,013	—

Item 13.	Certain Relationships and Related Transactions.

None.

Item 14.	Principal Accountant Fees and Services.

The following table sets forth the aggregate fees for services related to the years ended December 28, 2007 and December 29, 2006 provided by Deloitte & Touche LLP, the Company’s principal accountants for such years.

	December 28, 2007	December 29, 2006
Audit fees (a)	$265,000	$215,000
Audit related fees (b)	23,000	19,000
Tax fees (c)	90,000	52,000

(a)	Audit fees represent fees billed for professional services rendered for the audit of the Company’s annual financial statements and review of quarterly financial statements and audit services provided in connection with other statutory or regulatory filings.
(b)	Audit Related fees represent fees billed for assurance services related to the audit of Da-Lite’s employee benefit plans.
(c)	Tax fees represent fees billed for services principally consisting of tax advisory and preparation services.

During fiscal 2005, the Company reviewed its existing practices regarding the use of Independent Registered Public Accounting Firms to provide non-audit and consulting services to ensure compliance with recent SEC proposals. Da-Lite’s audit committee adopted a policy which provides that the Company’s Independent Registered Public Accounting Firm may provide certain non-audit services which do not impair the auditors’ independence. In that regard, Da-Lite’s audit committee must pre-approve all audit services provided to the Company as well as non-audit services provided to the Company by its Independent Registered Public Accounting Firm. This policy is administered by Da-Lite’s senior corporate financial management which reports throughout the year to the Company’s audit committee. Da-Lite’s audit committee pre-approved all audit and non-audit services provided by Deloitte & Touche LLP in 2007 and 2006.

PART IV

Item 15.	Exhibits and Financial Statement Schedules

The following documents are filed as a part of this report:

(a)(1)	Financial Statements:

Reports of Independent Registered Public Accounting Firms

Consolidated Balance Sheets as of December 28, 2007 and December 29, 2006

Consolidated Statements of Operations for the Years Ended December 28, 2007, December 29, 2006 and December 30, 2005

Consolidated Statements of Shareholders’ (Deficit) Equity and Comprehensive Income for the Years Ended December 28, 2007, December 29, 2006 and December 30, 2005

Consolidated Statements of Cash Flows for the Years Ended December 28, 2007, December 29, 2006 and December 30, 2005

Notes to Consolidated Financial Statements

(a)(2)	Financial Statement Schedules:

All schedules are omitted since the required information is not present or is not present in amounts sufficient to require submission of the schedule or because the information required is included in the consolidated financial statements or notes thereto.

(a)(3)	Exhibits required by Item 601 of Regulation S-K:

Exhibit No.	Description
3.1	Amended and Restated Articles of Incorporation of Da-Lite Screen Company, Inc. (incorporated by reference to Exhibit 3.1 to the Registrant’s Registration Statement on Form S-4, File No. 333-116673).

3.2	Amended and Restated By-Laws of Da-Lite Screen Company, Inc. (incorporated by reference to Exhibit 3.2 to the Registrant’s Registration Statement on Form S-4, File No. 333-116673).

4.1	Indenture dated as of May 18, 2004 between Da-Lite Screen Company, Inc. and Wilmington Trust Company (incorporated by reference to Exhibit 4.1 to the Registrant’s Registration Statement on Form S-4, File No. 333-116673).

4.2	Form of Exchange Note (incorporated by reference to Exhibit 4.2 to the Registrant’s Registration Statement on Form S-4, File No. 333-116673).

4.3	Registration Rights Agreement dated as of May 18, 2004 between Da-Lite Screen Company, Inc. and Morgan Stanley & Co. Incorporated (incorporated by reference to Exhibit 4.3 to the Registrant’s Registration Statement on Form S-4, File No. 333-116673).

10.1*	Amended and Restated Da-Lite Screen Company, Inc. 1999 Stock Option Plan (incorporated by reference to Exhibit 10.1 to the Registrant’s Registration Statement on Form S-4, File No. 333-116673).

10.2*	Employment Agreement dated as of April 5, 2004 between Da-Lite Screen Company, Inc. and Richard E. Lundin (incorporated by reference to Exhibit 10.2 to the Registrant’s Registration Statement on Form S-4, File No. 333-116673).

10.3*	Employment Agreement dated as of April 5, 2004 between Da-Lite Screen Company, Inc. and Judith D. Loughran (incorporated by reference to Exhibit 10.3 to the Registrant’s Registration Statement on Form S-4, File No. 333-116673).

10.4*	Employment Agreement dated as of April 5, 2004 between Da-Lite Screen Company, Inc. and Jerry C. Young (incorporated by reference to Exhibit 10.4 to the Registrant’s Registration Statement on Form S-4, File No. 333-116673).

10.5*	Employment Agreement Amendment dated as of August 28, 2006 between Da-Lite Screen Company, Inc. and Richard E. Lundin (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K dated September 1, 2006).

10.6*	Employment Agreement Amendment dated as of August 28, 2006 between Da-Lite Screen Company, Inc. and Judith D. Loughran (incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K dated September 1, 2006).

10.7*	Employment Agreement Amendment dated as of August 28, 2006 between Da-Lite Screen Company, Inc. and Jerry C. Young (incorporated by reference to Exhibit 10.3 to the Registrant’s Current Report on Form 8-K dated September 1, 2006).

10.8*	Employment Agreement dated as of September 23, 1996 between Projecta B.V. and Peter de Kroon (incorporated by reference to Exhibit 10.8 to the Registrant’s Annual Report on Form 10-K dated March 23, 2007).

10.9*	Employment Agreement Addendum dated as of January 1, 2004 between Projecta B.V. and Peter de Kroon (incorporated by reference to Exhibit 10.9 to the Registrant’s Annual Report on Form 10-K dated March 23, 2007).

10.10*	Employment Agreement Amendment dated as of April 23, 2007 between Projecta B.V. and Peter de Kroon (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K dated April 23, 2007).

10.11	Amended and Restated Shareholders Agreement dated as of July 15, 2004 among Da-Lite Screen Company, Inc. and the persons listed on the signature pages thereto (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K dated September 22, 2004).

10.12	Agreement with Lake City Bank

14	Code of ethics

16	Letter Regarding Change in Certifying Accountant (incorporated by reference to Exhibit 16.1 to the Registrant’s Current Report on Form 8-K dated July 11, 2006).

21	Subsidiaries of Da-Lite Screen Company, Inc.

31.1	Certification of CEO pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of CFO pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of CEO pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of CFO pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	Indicates management contract or compensatory plan or arrangement.

(b)	Exhibits: The Exhibits required by Item 601 of Regulation S-K are reflected above in Section (a)(3) of this Item.

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

Date: March 25, 2008

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Richard E. Lundin	Chairman, President and Chief	March 25, 2008
Richard E. Lundin	Executive Officer

/s/ Jerry C. Young	Vice President—Finance and Chief	March 25, 2008
Jerry C. Young	Financial Officer

/s/ James M. Hoak	Lead Director	March 25, 2008
James M. Hoak

/s/ James S. Cownie	Director	March 25, 2008
James S. Cownie

/s/ Wayne Kern	Director	March 25, 2008
Wayne Kern

/s/ David J. Lundquist	Director	March 25, 2008
David J. Lundquist

/s/ David N. Walthall	Director	March 25, 2008
David N. Walthall

EXHIBIT INDEX

The following documents are filed as a part of this report:

(a)(1)	Financial Statements:

Reports of Independent Registered Public Accounting Firms

Consolidated Balance Sheets as of December 28, 2007 and December 29, 2006

Consolidated Statements of Operations for the Years Ended December 28, 2007, December 29, 2006 and December 30, 2005

Consolidated Statements of Shareholders’ (Deficit) Equity and Comprehensive Income for the Years Ended December 28, 2007, December 29, 2006 and December 30, 2005

Consolidated Statements of Cash Flows for the Years Ended December 28, 2007, December 29, 2006 and December 30, 2005

Notes to Consolidated Financial Statements

(a)(2)	Financial Statement Schedules:

All schedules are omitted since the required information is not present or is not present in amounts sufficient to require submission of the schedule, or because the information required is included in the consolidated financial statements or notes thereto.

(a)(3)	Exhibits required by Item 601 of Regulation S-K:

Exhibit No.	Description
3.1	Amended and Restated Articles of Incorporation of Da-Lite Screen Company, Inc. (incorporated by reference to Exhibit 3.1 to the Registrant’s Registration Statement on Form S-4, File No. 333-116673).

3.2	Amended and Restated By-Laws of Da-Lite Screen Company, Inc. (incorporated by reference to Exhibit 3.2 to the Registrant’s Registration Statement on Form S-4, File No. 333-116673).

4.1	Indenture dated as of May 18, 2004 between Da-Lite Screen Company, Inc. and Wilmington Trust Company (incorporated by reference to Exhibit 4.1 to the Registrant’s Registration Statement on Form S-4, File No. 333-116673).

4.2	Form of Exchange Note (incorporated by reference to Exhibit 4.2 to the Registrant’s Registration Statement on Form S-4, File No. 333-116673).

4.3	Registration Rights Agreement dated as of May 18, 2004 between Da-Lite Screen Company, Inc. and Morgan Stanley & Co. Incorporated (incorporated by reference to Exhibit 4.3 to the Registrant’s Registration Statement on Form S-4, File No. 333-116673).

10.1*	Amended and Restated Da-Lite Screen Company, Inc. 1999 Stock Option Plan (incorporated by reference to Exhibit 10.1 to the Registrant’s Registration Statement on Form S-4, File No. 333-116673).

10.2*	Employment Agreement dated as of April 5, 2004 between Da-Lite Screen Company, Inc. and Richard E. Lundin (incorporated by reference to Exhibit 10.2 to the Registrant’s Registration Statement on Form S-4, File No. 333-116673).

10.3*	Employment Agreement dated as of April 5, 2004 between Da-Lite Screen Company, Inc. and Judith D. Loughran (incorporated by reference to Exhibit 10.3 to the Registrant’s Registration Statement on Form S-4, File No. 333-116673).

10.4*	Employment Agreement dated as of April 5, 2004 between Da-Lite Screen Company, Inc. and Jerry C. Young (incorporated by reference to Exhibit 10.4 to the Registrant’s Registration Statement on Form S-4, File No. 333-116673).

10.5*	Employment Agreement Amendment dated as of August 28, 2006 between Da-Lite Screen Company, Inc. and Richard E. Lundin (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K dated September 1, 2006).

10.6*	Employment Agreement Amendment dated as of August 28, 2006 between Da-Lite Screen Company, Inc. and Judith D. Loughran (incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K dated September 1, 2006).

10.7*	Employment Agreement Amendment dated as of August 28, 2006 between Da-Lite Screen Company, Inc. and Jerry C. Young (incorporated by reference to Exhibit 10.3 to the Registrant’s Current Report on Form 8-K dated September 1, 2006).

10.8*	Employment Agreement dated as of September 23, 1996 between Projecta B.V. and Peter de Kroon (incorporated by reference to Exhibit 10.8 to the Registrant’s Annual Report on Form 10-K dated March 23, 2007).

10.9*	Employment Agreement Addendum dated as of January 1, 2004 between Projecta B.V. and Peter de Kroon (incorporated by reference to Exhibit 10.8 to the Registrant’s Annual Report on Form 10-K dated March 23, 2007).

10.10*	Employment Agreement Amendment dated as of April 23, 2007 between Projecta B.V. and Peter de Kroon (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K dated April 23, 2007).

10.11	Amended and Restated Shareholders Agreement dated as of July 15, 2004 among Da-Lite Screen Company, Inc. and the persons listed on the signature pages thereto (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K dated September 22, 2004).

10.12	Agreement with Lake City Bank

14	Code of ethics

16	Letter Regarding Change in Certifying Accountant (incorporated by reference to Exhibit 16.1 to the Registrant’s Current Report on Form 8-K dated July 11, 2006).

21	Subsidiaries of Da-Lite Screen Company, Inc.

31.1	Certification of CEO pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of CFO pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of CEO pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of CFO pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	Indicates management contract or compensatory plan or arrangement.

(b)	Exhibits: The Exhibits required by Item 601 of Regulation S-K are reflected above in Section (a)(3) of this Item.