Form 10-Q
period 2008-03-28
DA-LITE SCREEN CO INC
filed 2008-05-07
CIK 881665

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 28, 2008

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definition of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act, or a smaller reporting company (Check one):

Large accelerated filer  ☐    Accelerated filer  ☐     Non-accelerated filer  ☒    Smaller reporting Company  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

As of May 6, 2008, there were 5,420.62 shares of the registrant’s common stock outstanding (all of which are privately owned and are not traded on any public market).

i

PART I

FINANCIAL INFORMATION

Item 1.	Condensed Consolidated Financial Statements.

DA-LITE SCREEN COMPANY, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(Dollars in thousands, except par value amount)

	(Unaudited) As of March 28, 2008	As of December 28, 2007
Assets
Current Assets:
Cash and cash equivalents	$5,190	$5,704
Short-term investments	1,550	2,550

Total cash and cash equivalents and short-term investments	6,740	8,254
Accounts receivable, less allowance for doubtful accounts	19,067	17,492
Inventories	16,426	14,999
Prepaid expenses and other	2,236	1,921
Prepaid income taxes	232	208

Total current assets	44,701	42,874

Property, plant and equipment	61,570	59,933
Less accumulated depreciation	41,919	40,618

Net property, plant, and equipment	19,651	19,315

Goodwill	27,592	27,129
Other assets, net	2,273	2,583

	$94,217	$91,901

Liabilities and Stockholders’ Deficit
Current liabilities:
Accounts payable	$4,512	$4,766
Accrued expenses
Interest	4,378	1,464
Other	5,263	5,375

Total accrued expenses	9,641	6,839

Total current liabilities	14,153	11,605
Long-term debt	124,730	128,980

Total liabilities	138,883	140,585

Minority interest	826	801

Commitments and contingencies (note 9)

Stockholders’ deficit:
Common stock, $1 par value. Authorized 1,000,000 shares; issued 10,686 shares	11	11
Additional paid-in capital	1,626	1,615
Accumulated deficit	(29,408)	(31,827)
Accumulated other comprehensive income	6,539	4,980
Less treasury stock, 5,258.38 shares at March 28, 2008 and 5,259.38 shares at December 28, 2007 at cost	(24,260)	(24,264)

Total stockholders’ deficit	(45,492)	(49,485)

	$94,217	$91,901

See accompanying notes to condensed consolidated financial statements.

DA-LITE SCREEN COMPANY, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Dollars in thousands, unaudited)

	13 Weeks Ended March 28, 2008	13 Weeks Ended March 30, 2007
Net sales	$42,282	$41,507
Cost of sales	25,583	25,125

Gross profit	16,699	16,382
Selling, general, and administrative expenses	5,897	5,199

Operating income	10,802	11,183

Other expense (income):
Interest	3,255	2,953
Miscellaneous, net	(176)	189

Total other expense	3,079	3,142

Income before income taxes and minority interest	7,723	8,041
Income taxes	256	254
Minority interest	25	30

Net income	$7,442	$7,757

See accompanying notes to condensed consolidated financial statements.

DA-LITE SCREEN COMPANY, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Dollars in thousands, unaudited)

	13 weeks Ended March 28, 2008	13 weeks Ended March 30, 2007
Cash flows from operating activities:
Net income	$7,442	$7,757
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	810	902
Amortization and write-off of debt issuance costs	312	(167)
Minority interest earnings	25	30
Change in:
Accounts receivable	(1,304)	(1,647)
Inventories	(1,141)	(542)
Prepaid expenses and other	(303)	(878)
Accounts payable	(422)	496
Accrued expenses	2,537	4,051
Other	(2)	1

Net cash provided by operating activities	7,954	10,003

Cash flows from investing activities:
Purchase of property, plant and equipment	(485)	(356)
Purchases of short-term investments	—	(1,000)
Maturities of short-term investments	1,000	3,034

Net cash provided by investing activities	515	1,678

Cash flows from financing activities:
Payment to retire senior notes	(4,250)	—
Distributions to stockholders	(5,023)	(6,180)
Repurchase of common stock	—	(164)
Exercise of common stock options	15	—

Net cash used in financing activities	(9,258)	(6,344)

Effect of foreign currency exchange rate changes on cash and cash equivalents	275	5

Net change in cash and cash equivalents	(514)	5,342
Cash and cash equivalents at beginning of period	5,704	12,323

Cash and cash equivalents at end of period	$5,190	$17,665

See accompanying notes to condensed consolidated financial statements.

DA-LITE SCREEN COMPANY, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

1.	Basis of Presentation

The financial data presented herein is unaudited and should be read in conjunction with the consolidated financial statements and accompanying notes included in the annual report on Form 10-K filed by Da-Lite Screen Company, Inc. (together with all of its subsidiaries, the “Company” or “Da-Lite”) for the fiscal year ended December 28, 2007. In the opinion of management, the accompanying unaudited condensed consolidated financial statements include all of the adjustments necessary for a fair presentation of the financial position, results of operations and cash flows for the interim periods presented. Results for interim periods should not be considered indicative of results for the full year.

The accompanying consolidated financial statements include the accounts of Da-Lite Screen Company, Inc. (Da-Lite), Da-Lite International, Inc., a domestic international sales corporation, and Projecta B.V. (Projecta), a Netherlands limited liability company, which is 97.3% owned by Da-Lite and Projecta’s wholly-owned subsidiary Procolor S.A.S. (Procolor), a French corporation. All intercompany accounts and transactions have been eliminated.

The Company uses a 52- or 53-week fiscal year ending on the last Friday of December. The first quarters of 2008 and 2007 were 13-week periods. The Company’s 2008 and 2007 fiscal years will be 52-week years.

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

Revenue Recognition

The Company recognizes revenue when it has received an order from a customer, title has transferred to customer, the sales price is fixed or determinable and the collectibility of sales price is reasonably assured. All amounts billed to customers in a sales transaction related to shipping and handling are recorded as revenue, and costs incurred by the Company for shipping and handling are recorded as cost of sales in conformity with Emerging Issues Task Force (EITF) Issue No. 00-10, Accounting for Shipping and Handling Fees and Costs. Provision for customer sales allowances, returns and warranties are made at the time of shipment.

Allowance for Doubtful Accounts

The financial status of customers is routinely checked and monitored by the Company when granting credit. The Company provides an allowance for doubtful accounts based upon historical experience and management’s estimate of amounts to be collected from past due accounts.

Goodwill

Goodwill represents the excess of purchase price over the fair value of identifiable net assets acquired. The Company applies the provisions of the Financial Accounting Standards Board (FASB) Statement of Financial Accounting Standards (SFAS) No. 142 and management tests goodwill for impairment to determine whether its carrying value exceeds its implied fair value at least annually, or when events or changes in circumstances occur. Management calculates the implied fair value based on an income and market approach. These calculations include estimates of discount rates and market value multiples. Management has determined that its goodwill was not impaired in 2007 or during the period ended March 28, 2008. The change in the balance of goodwill from December 28, 2007 to March 28, 2008 is the result of foreign currency translation.

Recent Accounting Pronouncements

In February 2007, the Financial Accounting Standards Board (FASB) issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities. This Statement permits entities to choose to measure many financial instruments and certain other items at fair value, with the objective of mitigating volatility in reported earnings caused by measuring related assets and liabilities differently (without being required to apply complex hedge accounting provisions). We adopted this standard in 2008, and its adoption did not have a material impact on our results of operations, financial position or cash flows.

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

In September 2006, the FASB adopted SFAS Statement No. 157, “Fair Value Measurements”. SFAS No. 157 defines fair value, establishes a framework for measuring fair value in accordance with GAAP and expands disclosures about fair value measurements. While SFAS No. 157 will not impact our valuation methods, it will expand our disclosures of assets and liabilities which are recorded at fair value. SFAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. We adopted this standard in 2008, and its adoption did not have a material impact on our results of operations, financial position or cash flows.

3.	Fair Value Disclosures

Fair Value of Financial Instruments

We used the following assumptions to estimate fair value:

Cash and cash equivalents. The carrying amounts reported in the balance sheet approximate fair value due to the short-term maturity or variable rates of these instruments.

Short term investments. The fair value of our short term investments was based on quoted market prices in active markets for identical assets, Level 1, as defined in SFAS No. 157.

The following table reflects the carrying amounts and fair values of our financial instruments as of December 28, 2007 and March 28, 2008 (in thousands):

	March 28, 2008		December 28, 2007
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Cash and cash equivalents	$5,190	$5,190	$5,704	$5,704
Short term Investments	1,550	1,550	2,550	2,550

Fair Value Measurements

In September 2006, the FASB adopted SFAS No. 157, “Fair Value Measurements.” SFAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007 and interim periods within those fiscal years. In February 2008, the FASB issued FASB Staff Position (FSP) SFAS 157-2. “Effective Date of FASB No. 157” which delays effective date to fiscal years beginning after November 15, 2008 for all non-financial assets and liabilities, except those recognized or disclosed in financial statements on a recurring basis.

4.	Notes Payable, Revolving Credit Agreement and Long-term Debt

Long-term debt at March 28, 2008 and December 28, 2007 consisted only of Senior Notes due in 2011.

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

In the Indenture related to the 9 1/2% Senior Notes due 2011, the Company agreed to covenants that limit it and its restricted subsidiaries’ (i.e., Projecta B.V., Procolor S.A.S.) ability, among other things, to: (a) incur additional debt and issue preferred stock, (b) pay dividends, acquire shares of capital stock, make payments on subordinated debt or make investments, (c) place limitations on distributions from restricted subsidiaries, (d) issue or sell capital stock of restricted subsidiaries, (e) issue guarantees, (f) sell or exchange assets, (g) enter into transactions with stockholders and affiliates, (h) create liens and (i) effect mergers. In addition, if a change of control occurs, each holder of Notes will have the right to require the Company to repurchase all or part of the holder’s Notes at a price equal to 101% of their principal amount, plus any accrued interest to the date of purchase. The Company was in compliance with all covenants at March 28, 2008 and December 28, 2007.

On March 24, 2008, the Company entered into a new two-year agreement for an unsecured revolving credit facility that expires in May 2010 with maximum possible borrowings of $15.0 million with Lake City Bank (the “Bank”). The terms of the new two-year unsecured revolving credit facility are substantially similar to a pre-existing credit agreement with the Bank that allowed for maximum borrowings of $10.0 million and which was due to expire in May 2008. Interest on outstanding borrowings related to the new line of credit is calculated at the prime rate, which was 5.25% on March 28, 2008. At March 28, 2008 and December 28, 2007, the Company had no outstanding balances under this line of credit.

The Company’s Dutch subsidiary, Projecta, has an overdraft line of credit with maximum possible borrowings equal to 1.5 million Euros. Interest on outstanding borrowings in Europe related to Projecta’s overdraft line of credit is calculated at the Fortis Basic Rate plus 1.50%, the sum of which was 6.75% on March 28, 2008. At March 28, 2008, Projecta had no outstanding balances under this credit facility.

The Company has provided an insurance carrier with a standby letter of credit for $0.5 million for self-insured amounts under its insurance program.

5.	Stock Options

The Company has a nonqualified stock option plan under which options are granted to certain employees. Options under the plan generally vest one-fifth each year from the anniversary date. During 2004, the Company also granted options to certain employees that were immediately 100% vested. The options expire after ten years from the date of grant. Fair value calculations are based on highly subjective assumptions. The Company used the Black-Scholes option pricing model using the minimum value method and determined that the fair value of grants made during 2004 was not material. The Company did not grant awards during the first quarter of 2008 or during fiscal year 2007.

The stock option activity and weighted average exercise prices follow:

	Year to Date
	Options	Exercise Price	Aggregate Intrinsic Value (in thousands)
Outstanding at December 28, 2007	63	$17,013
Exercised	(1)	(15,418)

Outstanding at March 28, 2008	62	$17,039	$658

Exercisable at March 28, 2008	62	$17,039	$658

6.	Inventories

The Company accounts for its inventory at the lower of cost or market using the first-in, first-out (FIFO) method. Inventory is comprised of the following (in thousands):

	March 28, 2008	December 28, 2007
Raw materials	$9,905	$9,468
Work in progress	2,704	2,342
Finished goods	3,817	3,189

	$16,426	$14,999

7.	Accumulated Other Comprehensive Income (Loss)

The only component of accumulated other comprehensive income as of March 28, 2008 and December 28, 2007 was for cumulative foreign exchange translation adjustments.

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

The following table presents financial information by segment for the periods stated (in thousands):

For the thirteen weeks ended:	13 Weeks Ended March 28, 2008	13 Weeks Ended March 30, 2007
Net sales:
United States	$34,334	$34,437
Europe	7,948	7,070

Total net sales	$42,282	$41,507

Operating income:
United States	$9,742	$10,186
Europe	1,060	997

Total operating income	$10,802	$11,183

As of:	March 28, 2008	December 28, 2007
Total assets
United States	$65,815	$66,406
Europe	28,402	25,495

Total assets	$94,217	$91,901

9.	Commitments and Contingencies

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

Overview

Da-Lite is one of the world’s leading manufacturers and distributors of projection screens. Da-Lite’s projection screens, which are focused on the premium end of the large screen market, are used in a wide range of settings including conference rooms, educational institutions, live entertainment venues, meeting rooms, training facilities, houses of worship and private homes. Da-lite’s products provide the viewer with an enhanced visual experience in settings where a large screen adds to the communication of information or entertainment. The Company’s products are versatile and can be customized to fit the needs of unique viewing venues.

Critical Accounting Policies

Da-Lite’s critical accounting policies are summarized in the Company’s Annual Report on Form 10K for the year ended December 28, 2007. As of March 28, 2008, the Company’s critical accounting policies had not changed from December 28, 2007.

Recent Accounting Pronouncements

In February 2007, the Financial Accounting Standards Board (FASB) issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities. This Statement permits entities to choose to measure many financial instruments and certain other items at fair value, with the objective of mitigating volatility in reported earnings caused by measuring related assets and liabilities differently (without being required to apply complex hedge accounting provisions). We adopted this standard in 2008, and its adoption did not have a material impact on our results of operations, financial position or cash flows.

In December 2007, the FASB issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements, an Amendment of ARB No. 51 (SFAS 160). SFAS 160 requires that noncontrolling interests be reported as a separate component of equity, that net income attributable to the parent and to the noncontrolling interest be separately identified in the consolidated statements of income, that changes in a parent’s ownership interest be accounted for as equity transactions, and that, when a subsidiary is deconsolidated, any retained noncontrolling equity investment in the former subsidiary and the gain or loss on the deconsolidation of the subsidiary be measured at fair value. SFAS 160 will be applied prospectively, except for presentation and disclosure requirements which will be applied retrospectively, as of the beginning of the Company’s fiscal year 2010. The Company does not currently have noncontrolling interests, and therefore the adoption of SFAS 160 will not have an impact on the Company’s financial position, results of operations, or cash flows

In September 2006, the FASB adopted SFAS Statement No. 157, “Fair Value Measurements”. SFAS No. 157 defines fair value, establishes a framework for measuring fair value in accordance with GAAP and expands disclosures about fair value measurements. While SFAS No. 157 will not impact our valuation methods, it will expand our disclosures of assets and liabilities which are recorded at fair value. SFAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. We adopted this standard in 2008, and its adoption did not have a material impact on our results of operations, financial position or cash flows.

Results of Operations

Thirteen Weeks Ended March 28, 2008, Compared with Thirteen Weeks Ended March 30, 2007

Net Sales. Net sales were $42.3 million for the 13 weeks ended March 28, 2008, as compared to $41.5 million for the 13 weeks ended March 30, 2007, an increase of $.8 million or 1.9%. Net sales by the Company’s United States (U.S.) operations decreased 0.3%. In the U.S., electric screen sales decreased $0.2 million and wall screen sales decreased $0.1 million. Both were likely impacted by a slowdown in the economy and the housing market. Results also reflected increased competition from imports and larger plasma screens. Portable screen sales increased $0.4 million and sales of other products decreased $0.3 million from 2007 levels. Net sales from the Company’s European subsidiaries increased $0.9 million or 12.4%. The stronger Euro produced an increase of $1.0 million.

Cost of Sales. The cost of sales was $25.6 million for the 13 weeks ended March 28, 2008, as compared to $25.1 million for the 13 weeks ended March 30, 2007, an increase of $0.5 million, or 2.0%. As a percentage of net sales, the cost of sales represented 60.5% in both the 13 weeks ended March 28, 2008 and for the 13 weeks ended March 30, 2007.

Selling, General and Administrative Expenses. Selling, general and administrative expenses were $5.9 million for the 13 weeks ended March 28, 2008, as compared to $5.2 million for the 13 weeks ended March 30, 2007. Selling, general and administrative expenses in the U.S. increased $0.5 million as a result of increases in legal fees related to patent litigation and an increase in marketing costs intended to support growth in future periods. Selling, general and administrative expenses in Europe increased $0.2 million as a result of the stronger Euro.

Interest. Interest expense totaled $3.3 million for the 13 weeks ended March 28, 2008, as compared to $3.0 million for the 13 weeks ended March 30, 2007, an increase of $0.3 million, reflecting increased amortization of debt discount resulting from the repurchase of notes.

Miscellaneous, net. Miscellaneous, net was income of $0.2 million for the 13 weeks ended March 28, 2008, as compared to $0.2 million in expense for the 13 weeks ended March 30, 2007, a decrease of $0.4 million, reflecting the repurchase of debt at a discount in the 2008 period.

Income Taxes. As a subchapter S corporation for United States tax purposes, the Company is generally not subject to United States federal and state income taxation. Rather, the Company’s income, gains, losses, deductions and credits flow through to its stockholders, and the Company makes distributions to them to meet their tax obligations at an assumed maximum federal and state tax rate (based on the state with the highest tax rate in which any of the Company’s stockholders reside). This assumed rate was 40.4% for the 13 weeks ended March 28, 2008 and for the 13 weeks ended March 30, 2007. The Company pays foreign income taxes on the earnings of its European subsidiaries.

Net Income. As a result of the aforementioned factors, net income decreased $0.3 million from $7.8 million for the 13 weeks ended March 30, 2007 to $7.4 million for the 13 weeks ended March 28, 2008.

Liquidity and Capital Resources

The Company expects to be able to fund its working capital requirements, interest expense, capital expenditures and its distributions to stockholders with cash generated from operations, although there can be no assurances in this regard.

In February 2008, the Company repurchased $4.3 million of the outstanding principal amount of its 9  1/2% senior notes from the open market for an aggregate purchase price of $4.1 million. The Company retired these notes and wrote-off the related deferred financing costs and recorded an immaterial gain during the first quarter of 2008 relating to the repurchase. Depending on the Company’s expected cash needs, the prevailing prices of its 9  1/2% senior notes and other factors, the Company may repurchase some amount of its outstanding 9 1/2% senior notes from time to time in the open market or otherwise

Management believes the principal indicators of the Company’s liquidity are its cash position (total cash and short-term investments), remaining availability under its bank credit facilities and its excess working capital. At March 28, 2008, the Company’s cash position was $6.7 million, a decrease of $1.5 million from December 28, 2007. Additionally, the Company had an unsecured revolving credit facility, with maximum possible borrowings equal to $15.0 million, which expires in May 2010. Interest on any outstanding borrowings related to this line of credit is calculated at the prime rate, which was 5.25% on March 28, 2008. At March 28, 2008 and December 28, 2007, the Company had no outstanding balances under this line of credit. Da-Lite’s working capital position decreased to $29.5 million (including $6.7 million of total cash and short-term investments) at March 28, 2008, from $31.3 million (including $8.3 million of total cash and short-term investments) at December 28, 2007.

The Company’s Dutch subsidiary, Projecta, has an overdraft line of credit, with maximum possible borrowings equal to 1.5 million Euros. Interest on outstanding borrowings in Europe related to Projecta’s overdraft line of credit is calculated at the Fortis Basic Rate plus 1.50%, the sum of which was 6.75% on March 28, 2008. At March 28, 2008, Projecta had no outstanding balances under this credit facility.

Cash Flows

For the 13 weeks ended March 28, 2008, cash provided by operating activities was $8.0 million, as compared to $10.0 million for the 13 weeks ended March 30, 2007, a decrease of $2.0 million or 20.5%. Cash provided by investing activities was $.5 million for the 13 weeks ended March 28, 2008, as compared to $1.7 million for the 13 weeks ended March 30, 2007. Cash provided by investing activities in 2008 resulted from a reduction in short-term investments of $1.0 million partially offset by capital expenditures of $0.5 million. In 2007, cash provided by investing activities resulted from a reduction in short-term investments of $2.0 million partially offset by capital expenditures of $0.4 million. Cash used in financing activities was $9.3 million during the 13 weeks ended March 28, 2008, as compared to $6.3 million for the 13 weeks ended March 30, 2007. The increase in cash used for financing activities in 2008 was related to payments to retire senior notes of $4.3 million.

Capital Expenditures

Capital expenditures were $0.5 million for the thirteen week ended March 28, of 2008 compared to $0.4 million during the first quarter of 2007. The Company’s management currently expects to spend approximately $2.5 million on capital expenditures in 2008, using cash generated from operations.

Contractual Obligations

The following table sets forth, as of March 28, 2008, certain of the Company’s contractual obligations:

	Payments due by period
Contractual Obligations	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
	(in millions)
Interest and principal payments for senior debt	$166.2	11.8	23.7	130.7	—
Self-insurance letter of credit	0.5	0.5	—	—	—

Total	$166.7	12.3	23.7	130.7	—

Distributions

As a subchapter S corporation under the Internal Revenue Code of 1986, Da-Lite is not subject to U.S. federal income taxes. Instead, such taxes are payable by Da-Lite’s stockholders. Distributions are made by Da-Lite to its stockholders to pay estimated taxes relating to taxable income allocated to them by the Company on a quarterly basis. Tax related distributions were $1.7 million and $2.9 million for the 13 weeks ended March 28, 2008 and the 13 weeks ended March 30, 2007, respectively.

The Company has paid regular distributions to its stockholders in 2008 and 2007 at the monthly rate of $200 per share or $1.1 million in the aggregate, subject to the covenants contained in the indenture related to its notes.

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

The Company’s sales are not materially dependent on a single customer or a small group of customers. No one individual customer balance represented more than 4% of the Company’s total outstanding receivables as of March 28, 2008. Credit risk associated with the Company’s receivables is representative of the geographic, industry and customer diversity associated with the Company’s global business.

The Company also maintains credit controls for evaluating and granting customer credit. As a result, the Company may require that customers provide some type of financial guarantee in certain circumstances.

Foreign Currency Risk

Da-Lite routinely uses forward exchange contracts to economically hedge raw material purchases from vendors outside of the country of purchase.

Interest Rate Risk

The Company has two credit facilities available for general corporate purposes that are subject to variable interest rates. Interest related to any outstanding balances on the Company’s $15.0 million revolving credit facility in the U.S. is calculated at the prime rate, which was 5.25% on March 28, 2008. At March 28, 2008, the Company had no outstanding balances under this revolving credit facility. Interest on outstanding borrowings in Europe, related to Projecta’s overdraft line of credit, is calculated at the Fortis Basic Rate plus 1.50%, the sum of which was 6.75% on March 28, 2008. At March 28, 2008, Projecta had no outstanding balances under this credit facility.

At March 28, 2008, the Company had $124.7 million in fixed-rate long-term debt outstanding. There is no interest rate risk associated with the Company’s fixed rate debt. The fair market value of the fixed-rate debt (based on discounted cash flows reflecting borrowing rates currently available for debt with similar terms and maturities) varies with fluctuations in interest rates. A 10% decrease in interest rates would have changed the fair market value of the fixed-rate debt to approximately $119 million from the fair value of approximately $114 million at March 28, 2008. Note that financial instruments are described as cash or contractual obligations or rights to pay or receive cash. The fair value of all other financial instruments approximates the carrying value because of the short-term maturity of these instruments.

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

During the 13 weeks ended March 28, 2008, an employee exercised an option to purchase 1.0 share of our common stock at a purchase price of $15,418. This transaction was exempt from registration pursuant to, among other things, Section 4(2) of the Securities Act of 1933, as amended.

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

Date: May 6, 2008

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