Form 10-Q
period 2008-06-27
DA-LITE SCREEN CO INC
filed 2008-07-29
CIK 881665

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 27, 2008

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

As of July 29, 2008, there were 5,405.62 shares of the registrant’s common stock outstanding (all of which are privately owned and are not traded on any public market).

i

PART I

FINANCIAL INFORMATION

Item 1.	Condensed Consolidated Financial Statements.

DA-LITE SCREEN COMPANY, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(Dollars in thousands, except par value amount)

	(Unaudited) As of June 27, 2008	As of December 28, 2007
Assets
Current Assets:
Cash and cash equivalents	$1,144	$5,704
Short-term investments	0	2,550

Total cash and cash equivalents and short-term investments	1,144	8,254
Accounts receivable, less allowance for doubtful accounts	20,364	17,492
Inventories	15,352	14,999
Prepaid expenses and other	1,952	1,921
Prepaid income taxes	315	208

Total current assets	39,127	42,874

Property, plant and equipment	61,921	59,933
Less accumulated depreciation	42,597	40,618

Net property, plant, and equipment	19,324	19,315

Goodwill	27,588	27,129
Other assets, net	2,121	2,583

	$88,160	$91,901

Liabilities and Stockholders’ Deficit
Current liabilities:
Accounts payable	$4,080	$4,766
Accrued expenses
Interest	1,382	1,464
Other	5,962	5,375

Total accrued expenses	7,344	6,839

Total current liabilities	11,424	11,605
Long-term debt	124,730	128,980

Total liabilities	136,154	140,585

Minority interest	19	801

Commitments and contingencies (note 9)

Stockholders’ deficit:
Common stock, $1 par value. Authorized 1,000,000 shares; issued 10,686 shares	11	11
Additional paid-in capital	1,626	1,615
Accumulated deficit	(31,145)	(31,827)
Accumulated other comprehensive income	6,349	4,980
Less treasury stock, 5,280.38 shares at June 27, 2008 and 5,259.38 shares at December 28, 2007 at cost	(24,854)	(24,264)

Total stockholders’ deficit	(48,013)	(49,485)

	$88,160	$91,901

See accompanying notes to condensed consolidated financial statements.

DA-LITE SCREEN COMPANY, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Dollars in thousands, unaudited)

	13 Weeks Ended June 27, 2008	13 Weeks Ended June 29, 2007	26 Weeks Ended June 27, 2008	26 Weeks Ended June 29, 2007
Net sales	$44,613	$42,440	$86,895	$83,947
Cost of sales	27,354	26,325	52,937	51,450

Gross profit	17,259	16,115	33,958	32,497
Selling, general, and administrative expenses	6,126	5,401	12,023	10,600

Operating income	11,133	10,714	21,935	21,897

Other expense (income):
Interest	3,062	3,291	6,317	6,244
Miscellaneous, net	168	222	(8)	411

Total other expense	3,230	3,513	6,309	6,655

Income before income taxes and minority interest	7,903	7,201	15,626	15,242
Income taxes	340	132	596	386
Minority interest	8	19	33	49

Net income	$7,555	$7,050	$14,997	$14,807

See accompanying notes to condensed consolidated financial statements.

DA-LITE SCREEN COMPANY, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Dollars in thousands, unaudited)

	26 weeks Ended June 27, 2008	26 weeks Ended June 29, 2007
Cash flows from operating activities:
Net income	$14,997	$14,807
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	1,631	1,805
Amortization and write-off of debt issuance costs	463	3
Gain on disposal of assets	(3)	—
Minority interest earnings	33	49
Change in:
Accounts receivable	(2,596)	(1,170)
Inventories	(103)	(1,942)
Prepaid expenses and other	(105)	(866)
Accounts payable	(858)	(631)
Accrued expenses	287	(283)
Other	(1)	—

Net cash provided by operating activities	13,745	11,772

Cash flows from investing activities:
Proceeds from sale of assets	3	—
Payments for purchase of minority shares	(956)	—
Purchase of property, plant and equipment	(907)	(920)
Purchases of short-term investments	—	(2,550)
Maturities of short-term investments	2,550	4,584

Net cash provided by investing activities	690	1,114

Cash flows from financing activities:
Payment to retire senior notes	(4,250)	—
Distributions to stockholders	(14,315)	(16,261)
Repurchase of common stock	(594)	(227)
Exercise of common stock options	15	45

Net cash used in financing activities	(19,144)	(16,443)

Effect of foreign currency exchange rate changes on cash and cash equivalents	149	(19)

Net change in cash and cash equivalents	(4,560)	(3,576)
Cash and cash equivalents at beginning of period	5,704	12,323

Cash and cash equivalents at end of period	$1,144	$8,747

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

The accompanying consolidated financial statements include the accounts of Da-Lite Screen Company, Inc. (Da-Lite), Da-Lite International, Inc., a domestic international sales corporation, and Projecta B.V. (Projecta), a Netherlands limited liability company, which is 99.9% owned by Da-Lite and Projecta’s wholly-owned subsidiary Procolor S.A.S. (Procolor), a French corporation. All intercompany accounts and transactions have been eliminated.

The Company uses a 52- or 53-week fiscal year ending on the last Friday of December. The second quarters of 2008 and 2007 were 13-week periods. The Company’s 2008 and 2007 fiscal years will be 52-week years.

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

Goodwill

Goodwill represents the excess of purchase price over the fair value of identifiable net assets acquired. The Company applies the provisions of the Financial Accounting Standards Board (FASB) Statement of Financial Accounting Standards (SFAS) No. 142 and management tests goodwill for impairment to determine whether its carrying value exceeds its implied fair value at least annually, or when events or changes in circumstances occur. Management calculates the implied fair value based on an income and market approach. These calculations include estimates of discount rates and market value multiples. Management has determined that its goodwill was not impaired in 2007 or during the period ended June 27, 2008. The change in the balance of goodwill from December 28, 2007 to June 27, 2008 is the result of foreign currency translation.

Recent Accounting Pronouncements

In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities”, an amendment of SFAS No. 133. SFAS 161 applies to all derivative instruments and non-derivative instruments that are designated and qualify as hedging instruments pursuant to paragraphs 37 and 42 of SFAS 133 and related hedged items accounted for under SFAS 133. SFAS 161 requires entities to provide greater transparency through additional disclosures about how and why an entity uses derivative instruments, how derivative instruments and related hedged items are accounted for under SFAS 133 and its related interpretations, and how derivative instruments and related hedged items affect an entity’s financial position, results of operations, and cash flows. SFAS 161 is effective as of the beginning of an entity’s first fiscal year that begins after November 15, 2008. The Company does not expect the adoption of SFAS 161 will have a material impact on its financial position, results of operations, or cash flows.

In May 2008, the FASB issued SFAS No. 162, “The Hierarchy of Generally Accepted Accounting Principles.” SFAS 162 will provide framework for selecting accounting principles to be used in preparing financial statements that are presented in conformity with U.S. generally accepted accounting principles (GAAP) for nongovernmental entities. SFAS 162 will be effective 60 days following the Securities and Exchange Commission’s approval of the Public Company Accounting Oversight Board (PCAOB) amendments to AU Section 411. The Company does not expect the adoption of SFAS 162 will have a material impact on its financial position, results of operations, or cash flows.

In May 2008, the FASB issued SFAS No. 163, “Accounting for Financial Guarantee Insurance Contracts – an interpretation of FASB Statement No. 60.” SFAS 163 requires that an insurance enterprise recognize a claim liability prior to an event of default (insured event) when there is evidence that credit deterioration has occurred in an insured financial obligation. This Statement also clarifies how Statement 60 applies to financial guarantee insurance contracts, including the recognition and measurement to be used to account for premium revenue and claim liabilities. Those clarifications will increase comparability in financial reporting of financial guarantee insurance contracts by insurance enterprises. This Statement requires expanded disclosures about financial guarantee insurance contracts. The accounting and disclosure requirements of the Statement will improve the quality of information provided to users of financial statements. SFAS 163 will be effective for financial statements issued for fiscal years beginning after December 15, 2008. The Company does not expect the adoption of SFAS 163 will have a material impact on its financial position, results of operations, or cash flows.

In April 2008, the FASB issued FASB Staff Position No. SFAS 142-3, “Determination of the Useful Life of Intangible Assets” (“FSP SFAS 142-3”). FSP SFAS 142-3 amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under SFAS No. 142, “Goodwill and Other Intangible Assets” (“SFAS 142”). The intent of FSP SFAS 142-3 is to improve the consistency between the useful life of a recognized intangible asset under SFAS 142 and the period of expected cash flows used to measure the fair value of the asset under SFAS No. 141R (revised 2007), “Business Combinations” (“SFAS 141R”) and other applicable accounting literature. FSP SFAS 142-3 is effective for financial statements issued for fiscal years beginning after December 15, 2008 and must be applied prospectively to intangible assets acquired after the effective date. The Company is currently evaluating the potential impact, if any, of FSP SFAS 142-3 on its financial position, results of operations, or cash flows.

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

The following table reflects the carrying amounts and fair values of our financial instruments as of December 28, 2007 and June 27, 2008 (in thousands):

	June 27, 2008		December 28, 2007
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Cash and cash equivalents	$1,144	$1,144	$5,704	$5,704
Short term Investments	0	0	2,550	2,550

Fair Value Measurements

In September 2006, the FASB adopted SFAS No. 157, “Fair Value Measurements.” SFAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007 and interim periods within those fiscal years. In February 2008, the FASB issued FASB Staff Position (FSP) SFAS 157-2, “Effective Date of FASB No. 157” which delays effective date to fiscal years beginning after November 15, 2008 for all non-financial assets and liabilities, except those recognized or disclosed in financial statements on a recurring basis.

4. Notes Payable, Revolving Credit Agreement and Long-term Debt

Long-term debt at June 27, 2008 and December 28, 2007 consisted only of Senior Notes due in 2011.

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

In the Indenture related to the 9 1/2% Senior Notes due 2011, the Company agreed to covenants that limit it and its restricted subsidiaries’ (i.e., Projecta B.V., Procolor S.A.S.) ability, among other things, to: (a) incur additional debt and issue preferred stock, (b) pay dividends, acquire shares of capital stock, make payments on subordinated debt or make investments, (c) place limitations on distributions from restricted subsidiaries, (d) issue or sell capital stock of restricted subsidiaries, (e) issue guarantees, (f) sell or exchange assets, (g) enter into transactions with stockholders and affiliates, (h) create liens and (i) effect mergers. In addition, if a change of control occurs, each holder of Notes will have the right to require the Company to repurchase all or part of the holder’s Notes at a price equal to 101% of their principal amount, plus any accrued interest to the date of purchase. The Company was in compliance with all covenants at June 27, 2008 and December 28, 2007.

On March 24, 2008, the Company entered into a new two-year agreement for an unsecured revolving credit facility that expires in May 2010 with maximum possible borrowings of $15.0 million with Lake City Bank (the “Bank”). The terms of the new two-year unsecured revolving credit facility are substantially similar to a pre-existing credit agreement with the Bank that allowed for maximum borrowings of $10.0 million and which was due to expire in May 2008. Interest on outstanding borrowings related to the new line of credit is calculated at the prime rate, which was 5.00% on June 27, 2008. At June 27, 2008 and December 28, 2007, the Company had no outstanding balances under this line of credit.

The Company’s Dutch subsidiary, Projecta, has an overdraft line of credit with maximum possible borrowings equal to 1.5 million Euros. Interest on outstanding borrowings in Europe related to Projecta’s overdraft line of credit is calculated at the Fortis Basic Rate plus 1.50%, the sum of which was 6.75% on June 27, 2008. At June 27, 2008, Projecta had no outstanding balances under this credit facility.

The Company has provided an insurance carrier with a standby letter of credit for $0.5 million for self-insured amounts under its insurance program.

5. Stock Options

The Company has a nonqualified stock option plan under which options are granted to certain employees. Options under the plan generally vest one-fifth each year from the anniversary date. During 2004, the Company also granted options to certain employees that were immediately 100% vested. The options expire after ten years from the date of grant. Fair value calculations are based on highly subjective assumptions. The Company used the Black-Scholes option pricing model using the minimum value method and determined that the fair value of grants made during 2004 was not material. The Company did not grant awards during the first two quarters of 2008.

The stock option activity and weighted average exercise prices follow:

	Year to Date
	Options	Average Exercise Price	Aggregate Intrinsic Value (in thousands)
Outstanding at December 28, 2007	63	$17,013
Exercised	(1)	(15,418)

Outstanding at June 27, 2008	62	$17,039	$672

Exercisable at June 27, 2008	62	$17,039	$672

6. Inventories

The Company accounts for its inventory at the lower of cost or market using the first-in, first-out (FIFO) method. Inventory is comprised of the following (in thousands):

	June 27, 2008	December 28, 2007
Raw materials	$9,678	$9,468
Work in progress	2,422	2,342
Finished goods	3,252	3,189

	$15,352	$14,999

7. Other Comprehensive Income

The only component of accumulated other comprehensive income as of June 27, 2008 and December 28, 2007 was for cumulative foreign exchange translation adjustments.

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

The following table presents financial information by segment for the periods stated (in thousands):

	13 Weeks Ended June 27, 2008	13 Weeks Ended June 29, 2007	26 Weeks Ended June 27, 2008	26 Weeks Ended June 29, 2007
For the thirteen weeks ended:
Net sales:
United States	$36,358	$36,080	$70,692	$70,517
Europe	8,255	6,360	16,203	13,430

Total net sales	$44,613	$42,440	$86,895	$83,947

Operating income:
United States	$9,854	$10,098	$19,596	$20,284
Europe	1,279	616	2,339	1,613

Total operating income	$11,133	$10,714	$21,935	$21,897

	June 27, 2008	December 28, 2007
As of:
Total assets
United States	$60,337	$66,406
Europe	27,823	25,495

Total assets	$88,160	$91,901

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

Critical Accounting Policies

Da-Lite’s critical accounting policies are summarized in the Company’s Annual Report on Form 10K for the year ended December 28, 2007. As of June 27, 2008, the Company’s critical accounting policies had not changed from December 28, 2007.

Recent Accounting Pronouncements

In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities”, an amendment of SFAS No. 133. SFAS 161 applies to all derivative instruments and non-derivative instruments that are designated and qualify as hedging instruments pursuant to paragraphs 37 and 42 of SFAS 133 and related hedged items accounted for under SFAS 133. SFAS 161 requires entities to provide greater transparency through additional disclosures about how and why an entity uses derivative instruments, how derivative instruments and related hedged items are accounted for under SFAS 133 and its related interpretations, and how derivative instruments and related hedged items affect an entity’s financial position, results of operations, and cash flows. SFAS 161 is effective as of the beginning of an entity’s first fiscal year that begins after November 15, 2008. The Company does not expect the adoption of SFAS 161 will have a material impact on its financial position, results of operations, or cash flows.

In May 2008, the FASB issued SFAS No. 162, “The Hierarchy of Generally Accepted Accounting Principles.” SFAS 162 will provide framework for selecting accounting principles to be used in preparing financial statements that are presented in conformity with U.S. generally accepted accounting principles (GAAP) for nongovernmental entities. SFAS 162 will be effective 60 days following the Securities and Exchange Commission’s approval of the Public Company Accounting Oversight Board (PCAOB) amendments to AU Section 411. The Company does not expect the adoption of SFAS 162 will have a material impact on its financial position, results of operations, or cash flows.

In May 2008, the FASB issued SFAS No. 163, “Accounting for Financial Guarantee Insurance Contracts – an interpretation of FASB Statement No. 60.” SFAS 163 requires that an insurance enterprise recognize a claim liability prior to an event of default (insured event) when there is evidence that credit deterioration has occurred in an insured financial obligation. This Statement also clarifies how Statement 60 applies to financial guarantee insurance contracts, including the recognition and measurement to be used to account for premium revenue and claim liabilities. Those clarifications will increase comparability in financial reporting of financial guarantee insurance contracts by insurance enterprises. This Statement requires expanded disclosures about financial guarantee insurance contracts. The accounting and disclosure requirements of the Statement will improve the quality of information provided to users of financial statements. SFAS 163 will be effective for financial statements issued for fiscal years beginning after December 15, 2008. The Company does not expect the adoption of SFAS 163 will have a material impact on its financial position, results of operations, or cash flows.

In April 2008, the FASB issued FASB Staff Position No. SFAS 142-3, “Determination of the Useful Life of Intangible Assets” (“FSP SFAS 142-3”). FSP SFAS 142-3 amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under SFAS No. 142, “Goodwill and Other Intangible Assets” (“SFAS 142”). The intent of FSP SFAS 142-3 is to improve the consistency between the useful life of a recognized intangible asset under SFAS 142 and the period of expected cash flows used to measure the fair value of the asset under SFAS No. 141R (revised 2007), “Business Combinations” (“SFAS 141R”) and other applicable accounting literature. FSP SFAS 142-3 is effective for financial statements issued for fiscal years beginning after December 15, 2008 and must be applied prospectively to intangible assets acquired after the effective date. The Company is currently evaluating the potential impact, if any, of FSP SFAS 142-3 on its financial position, results of operations, or cash flows.

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

Results of Operations

Thirteen Weeks Ended June 27, 2008, Compared with Thirteen Weeks Ended June 29, 2007

Net Sales. Net sales were $44.6 million for the 13 weeks ended June 27, 2008, as compared to $42.4 million for the 13 weeks ended June 29, 2007, an increase of $2.2 million or 5.2%. Net sales by the Company’s United States (U.S.) operations increased 0.8%. In the U.S., electric screen sales increased $1.3 million primarily because demand for the company’s core business of electrically operated screens with viewing surfaces measuring 100 inches in diagonal and above continues to grow. Wall screen sales decreased $0.3 million and portable screen sales decreased $0.2 million. Both were likely impacted by a slowdown in the economy and the housing market. Results also reflected increased competition from imports and plasma screens. Sales of other products decreased $0.5 million from 2007 levels, a result of lower sales of screen fabric. Net sales from the Company’s European subsidiaries increased $1.9 million or 29.8%. The stronger Euro produced an increase of $1.1 million. The remaining increase was due primarily to the demand for screens leading up to the European cup soccer event.

Cost of Sales. The cost of sales was $27.4 million for the 13 weeks ended June 27, 2008, as compared to $26.3 million for the 13 weeks ended June 29, 2007, an increase of $1.1 million, or 4.2%. As a percentage of net sales, the cost of sales represented 61.4% for the 13 weeks ended June 27, 2008 and 62.0% for the 13 weeks ended June 29, 2007. This constitutes a 0.6 percentage point improvement in margins. Margins at our U.S. facilities increased 0.8 points while margins at our European operations increased 3.3 points reflecting the increase in product volumes.

Selling, General and Administrative Expenses. Selling, general and administrative expenses were $6.1 million for the 13 weeks ended June 27, 2008, as compared to $5.4 million for the 13 weeks ended June 29, 2007. Selling, general and administrative expenses in the U.S. increased $0.6 million as a result of an increase in marketing costs intended to support growth in future periods. Selling, general and administrative expenses in Europe increased $0.1 million as a result of the stronger Euro.

Interest. Interest expense totaled $3.1 million for the 13 weeks ended June 27, 2008, as compared to $3.3 million for the 13 weeks ended June 29, 2007, a decrease of $0.2 million. The decrease was a result of a reduction in the outstanding amount of the 9.5% senior notes due 2011 issued in May 2004.

Miscellaneous, net. Miscellaneous, net expense was $0.2 million for the 13 weeks ended March 28, 2008, as compared to $0.2 million in income for the 13 weeks ended March 30, 2007.

Income Taxes. As a subchapter S corporation for United States tax purposes, the Company is generally not subject to United States federal and state income taxation. Rather, the Company’s income, gains, losses, deductions and credits flow through to its stockholders, and the Company makes distributions to them to meet their tax obligations at an assumed maximum federal and state tax rate (based on the state with the highest tax rate in which any of the Company’s stockholders reside). This assumed rate was 40.4% for the 13 weeks ended June 27, 2008 and for the 13 weeks ended June 29, 2007. The Company pays foreign income taxes on the earnings of its European subsidiaries.

Net Income. As a result of the aforementioned factors, net income increased $0.5 million from $7.1 million for the 13 weeks ended June 29, 2007 to $7.6 million for the 13 weeks ended June 29, 2008.

Results of Operations

Twenty Six Weeks Ended June 27, 2008, Compared with Twenty Six Weeks Ended June 29, 2007

Net Sales. Net sales were $86.9 million for the 26 weeks ended June 27, 2008, as compared to $83.9 million for the 26 weeks ended June 29, 2007, an increase of $3.0 million or 3.6%. Net sales by the Company’s United States (U.S.) operations increased 0.2%. In the U.S., electric screen sales increased $1.1 million primarily because demand for the company’s core business of electrically operated screens with viewing surfaces measuring 100 inches in diagonal and above continues to grow. Wall screen sales decreased $0.4 million while portable screen sales increased $0.2 million. Both were likely impacted by a slowdown in the economy and the housing market. Results also reflected increased competition from imports and plasma screens. Sales of other products decreased $0.8 million from 2007 levels. Net sales from the Company’s European subsidiaries increased $2.8 million or 20.6%. The stronger Euro produced an increase of $2.1 million. The remaining increase was due primarily to the demand for screens leading up to the European cup soccer event.

Cost of Sales. The cost of sales was $52.9 million for the 26 weeks ended June 27, 2008, as compared to $51.5 million for the 26 weeks ended June 29, 2007, an increase of $1.4 million, or 2.7%. As a percentage of net sales, the cost of sales represented 60.9% for the 26 weeks ended June 27, 2008 and 61.4% for the 26 weeks ended June 29, 2007. This constitutes a 0.5 percentage point improvement in margin. Margins at our U.S. facilities increased 0.4 points while margins at our European operations increased 1.4 points reflecting the increase in product volumes.

Selling, General and Administrative Expenses. Selling, general and administrative expenses were $12.0 million for the 26 weeks ended June 27, 2008, as compared to $10.6 million for the 26 weeks ended June 29, 2007. Selling, general and administrative expenses in the U.S. increased $1.1 million as a result of increases in legal fees related to patent litigation and an increase in marketing costs intended to support growth in future periods. Selling, general and administrative expenses in Europe increased $0.3 million as a result of the stronger Euro.

Interest. Interest expense totaled $6.3 million for the 26 weeks ended June 27, 2008, as compared to $6.2 million for the 26 weeks ended June 29, 2007, an increase of $0.1 million, reflecting increased amortization of debt discount resulting from the repurchase of notes.

Miscellaneous, net. Miscellaneous, net expense had no effect for the 26 weeks ended June 27, 2008, as compared to $0.4 million in expense for the 26 weeks ended June 29, 2007, a decrease of $0.4 million, reflecting the repurchase of debt at a discount in the 2008 period.

Income Taxes. As a subchapter S corporation for United States tax purposes, the Company is generally not subject to United States federal and state income taxation. Rather, the Company’s income, gains, losses, deductions and credits flow through to its stockholders, and the Company makes distributions to them to meet their tax obligations at an assumed maximum federal and state tax rate (based on the state with the highest tax rate in which any of the Company’s stockholders reside). This assumed rate was 40.4% for the 26 weeks ended June 27, 2008 and for the 26 weeks ended June 29, 2007. The Company pays foreign income taxes on the earnings of its European subsidiaries.

Net Income. As a result of the aforementioned factors, net income increased $0.2 million from $14.8 million for the 26 weeks ended June 29, 2007 to $15.0 million for the 26 weeks ended June 27, 2008

Liquidity and Capital Resources

The Company expects to be able to fund its working capital requirements, interest expense, capital expenditures and its distributions to stockholders with cash generated from operations, although there can be no assurances in this regard.

In February 2008, the Company repurchased $4.3 million of the outstanding principal amount of its 9  1/2% senior notes from the open market for an aggregate purchase price of $4.1 million. The Company retired these notes and wrote-off the related deferred financing costs and recorded an immaterial gain during the first quarter of 2008 relating to the repurchase. Depending on the Company’s expected cash needs, the prevailing prices of its 9  1/2% senior notes and other factors, the Company may repurchase some amount of its outstanding 9 1/2% senior notes from time to time in the open market or otherwise

Management believes the principal indicators of the Company’s liquidity are its cash position (total cash and short-term investments), remaining availability under its bank credit facilities and its excess working capital. At June 27, 2008, the Company’s cash position was $1.1 million, a decrease of $7.2 million from December 28, 2007. Additionally, the Company had an unsecured revolving credit facility, with maximum possible borrowings equal to $15.0 million, which expires in May 2010. Interest on any outstanding borrowings related to this line of credit is calculated at the prime rate, which was 5.00% on June 27, 2008. At June 27, 2008 and December 28, 2007, the Company had no outstanding balances under this line of credit. Da-Lite’s working capital position decreased to $27.7 million (including $1.1 million of total cash and short-term investments) at June 27, 2008, from $31.3 million (including $8.3 million of total cash and short-term investments) at December 28, 2007.

The Company’s Dutch subsidiary, Projecta, has an overdraft line of credit, with maximum possible borrowings equal to 1.5 million Euros. Interest on outstanding borrowings in Europe related to Projecta’s overdraft line of credit is calculated at the Fortis Basic Rate plus 1.50%, the sum of which was 6.75% on June 27, 2008. At June 27, 2008, Projecta had no outstanding balances under this credit facility.

Cash Flows

For the 26 weeks ended June 27, 2008, cash provided by operating activities was $13.7 million, as compared to $11.8 million for the 26 weeks ended June 29, 2007, an increase of $2.0 million or 16.8% primarily attributable to a decrease in working capital changes. Cash provided by investing activities was $0.7 million for the 26 weeks ended June 27, 2008, as compared to $1.1 million for the 26 weeks ended June 29, 2007. Cash provided by investing activities in 2008 resulted from a reduction in short-term investments of $2.6 million partially offset by capital expenditures of $0.9 million and $1.0 million for purchase of minority shares. In 2007, cash provided by investing activities resulted from a reduction in short-term investments of $4.6 million partially offset by capital expenditures of $0.9 million and short term purchases of $2.6 million. Cash used in financing activities was $19.1 million during the 26 weeks ended June 27, 2008, as compared to $16.4 million for the 26 weeks ended June 29, 2007. The increase in cash used for financing activities in 2008 was related to payments to retire senior notes of $4.3 million.

Capital Expenditures

Capital expenditures were $0.9 million for the twenty six weeks ended June 27, of 2008 compared to $0.9 million during the first half of 2007. The Company’s management currently expects to spend approximately $2.5 million on capital expenditures in 2008, using cash generated from operations.

Contractual Obligations

The following table sets forth, as of June 27, 2008, certain of the Company’s contractual obligations:

	Payments due by period
Contractual Obligations	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
	(in millions)
Interest and principal payments for senior debt	$160.3	5.9	23.7	130.7	—
Self-insurance letter of credit	0.5	0.5	—	—	—

Total	$160.8	6.4	23.7	130.7	—

Distributions

As a subchapter S corporation under the Internal Revenue Code of 1986, Da-Lite is not subject to U.S. federal income taxes. Instead, such taxes are payable by Da-Lite’s stockholders. Distributions are made by Da-Lite to its stockholders to pay estimated taxes relating to taxable income allocated to them by the Company on a quarterly basis. Tax related distributions were $7.8 million and $9.7 million for the 26 weeks ended June 27, 2008 and the 26 weeks ended June 29, 2007, respectively.

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

The Company’s sales are not materially dependent on a single customer or a small group of customers. No one individual customer balance represented more than 6.5% of the Company’s total outstanding receivables as of June 27, 2008. Credit risk associated with the Company’s receivables is representative of the geographic, industry and customer diversity associated with the Company’s global business.

The Company also maintains credit controls for evaluating and granting customer credit. As a result, the Company may require that customers provide some type of financial guarantee in certain circumstances.

Foreign Currency Risk

Da-Lite routinely uses forward exchange contracts to economically hedge raw material purchases from vendors outside of the country of purchase.

Interest Rate Risk

The Company has two credit facilities available for general corporate purposes that are subject to variable interest rates. Interest related to any outstanding balances on the Company’s $15.0 million revolving credit facility in the U.S. is calculated at the prime rate, which was 5.00% on June 27, 2008. At June 27, 2008, the Company had no outstanding balances under this revolving credit facility. Interest on outstanding borrowings in Europe, related to Projecta’s overdraft line of credit, is calculated at the Fortis Basic Rate plus 1.50%, the sum of which was 6.75% on June 27, 2008. At June 27, 2008, Projecta had no outstanding balances under this credit facility.

At June 27, 2008, the Company had $124.7 million in fixed-rate long-term debt outstanding. There is no interest rate risk associated with the Company’s fixed rate debt. The fair market value of the fixed-rate debt (based on discounted cash flows reflecting borrowing rates currently available for debt with similar terms and maturities) varies with fluctuations in interest rates. A 10% decrease in interest rates would have changed the fair market value of the fixed-rate debt to approximately $123 million from the fair value of approximately $119 million at June 27, 2008. Note that financial instruments are described as cash or contractual obligations or rights to pay or receive cash. The fair value of all other financial instruments approximates the carrying value because of the short-term maturity of these instruments.

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

During the 13 weeks ended June 27, 2008, the company repurchased 22.0 shares from stockholders. This transaction was exempt from registration pursuant to, among other things, Section 4(2) of the Securities Act of 1933, as amended.

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

Date: July 29, 2008

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