Form 10-Q
period 2008-09-26
DA-LITE SCREEN CO INC
filed 2008-10-28
CIK 881665

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 26, 2008

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

As of October 28, 2008, there were 5,410.62 shares of the registrant’s common stock outstanding (all of which are privately owned and are not traded on any public market).

i

PART I

FINANCIAL INFORMATION

Item 1.	Condensed Consolidated Financial Statements.

DA-LITE SCREEN COMPANY, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(Dollars in thousands, except par value amount)

	(Unaudited) As of September 26, 2008	As of December 28, 2007
Assets
Current Assets:
Cash and cash equivalents	$3,288	$5,704
Short-term investments	5,000	2,550

Total cash and cash equivalents and short-term investments	8,288	8,254
Accounts receivable, less allowance for doubtful accounts	18,384	17,492
Inventories	14,982	14,999
Prepaid expenses and other	2,053	1,921
Prepaid income taxes	295	208

Total current assets	44,002	42,874

Property, plant and equipment	60,967	59,933
Less accumulated depreciation	42,548	40,618

Net property, plant, and equipment	18,419	19,315

Goodwill	27,074	27,129
Other assets, net	1,966	2,583

	$91,461	$91,901

Liabilities and Stockholders’ Deficit
Current liabilities:
Accounts payable	$4,259	$4,766
Accrued expenses
Interest	4,312	1,464
Other	6,059	5,375

Total accrued expenses	10,371	6,839

Total current liabilities	14,630	11,605
Long-term debt	124,730	128,980

Total liabilities	139,360	140,585

Minority interest	19	801

Commitments and contingencies (note 9)

Stockholders’ deficit:
Common stock, $1 par value. Authorized 1,000,000 shares; issued 10,686 shares	11	11
Additional paid-in capital	1,710	1,615
Accumulated deficit	(29,395)	(31,827)
Accumulated other comprehensive income	4,634	4,980
Less treasury stock, 5,275.38 shares at September 26, 2008 and 5,259.38 shares at December 28, 2007 at cost	(24,878)	(24,264)

Total stockholders’ deficit	(47,918)	(49,485)

	$91,461	$91,901

See accompanying notes to condensed consolidated financial statements.

DA-LITE SCREEN COMPANY, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Dollars in thousands, unaudited)

	13 Weeks Ended September 26, 2008	13 Weeks Ended September 28, 2007	39 Weeks Ended September 26, 2008	39 Weeks Ended September 28, 2007
Net sales	$42,952	$44,091	$129,847	$128,038
Cost of sales	26,883	27,098	79,820	78,548

Gross profit	16,069	16,993	50,027	49,490
Selling, general, and administrative expenses	4,888	4,759	16,911	15,359

Operating income	11,181	12,234	33,116	34,131

Other expense:
Interest	3,044	3,568	9,361	9,812
Miscellaneous, net	60	543	52	954

Total other expense	3,104	4,111	9,413	10,766

Income before income taxes and minority interest	8,077	8,123	23,703	23,365
Income taxes	204	330	800	716
Minority interest	—	35	33	84

Net income	$7,873	$7,758	$22,870	$22,565

See accompanying notes to condensed consolidated financial statements.

DA-LITE SCREEN COMPANY, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Dollars in thousands, unaudited)

	39 weeks Ended September 26, 2008	39 weeks Ended September 28, 2007
Cash flows from operating activities:
Net income	$22,870	$22,565
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	2,404	2,605
Amortization and write-off of debt issuance costs	618	524
Gain on disposal of assets	(43)	—
Minority interest earnings	33	84
Change in:
Accounts receivable	(914)	(1,551)
Inventories	(13)	(1,621)
Prepaid expenses and other	(132)	(944)
Accounts payable	(488)	1
Accrued expenses	3,435	2,226
Other	(1)	—

Net cash provided by operating activities	27,769	23,889

Cash flows from investing activities:
Proceeds from sale of assets	43	—
Payments for purchase of minority shares	(956)	—
Purchase of property, plant and equipment	(1,317)	(1,444)
Purchases of short-term investments	(5,000)	(3,550)
Maturities of short-term investments	2,550	5,584

Net cash (used in) provided by investing activities	(4,680)	590

Cash flows from financing activities:
Payment to retire senior notes	(4,250)	(9,275)
Distributions to stockholders	(20,440)	(21,868)
Repurchase of common stock	(651)	(286)
Exercise of common stock options	132	1,340

Net cash used in financing activities	(25,209)	(30,089)

Effect of foreign currency exchange rate changes on cash and cash equivalents	(296)	(82)

Net change in cash and cash equivalents	(2,416)	(5,692)
Cash and cash equivalents at beginning of period	5,704	12,323

Cash and cash equivalents at end of period	$3,288	$6,631

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

The Company uses a 52- or 53-week fiscal year ending on the last Friday of December. The third quarters of 2008 and 2007 were 13-week periods. The Company’s 2008 and 2007 fiscal years will be 52-week years.

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

Goodwill

Goodwill represents the excess of purchase price over the fair value of identifiable net assets acquired. The Company applies the provisions of the Financial Accounting Standards Board (FASB) Statement of Financial Accounting Standards (SFAS) No. 142 and management tests goodwill for impairment to determine whether its carrying value exceeds its implied fair value at least annually, or when events or changes in circumstances occur. Management calculates the implied fair value based on an income and market approach. These calculations include estimates of discount rates and market value multiples. Management has determined that its goodwill was not impaired in 2007 or during the period ended September 26, 2008. The change in the balance of goodwill from December 28, 2007 to September 26, 2008 is the result of foreign currency translation.

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

In May 2008, the FASB issued SFAS No. 162, “The Hierarchy of Generally Accepted Accounting Principles.” SFAS 162 provides a framework for selecting accounting principles to be used in preparing financial statements that are presented in conformity with U.S. generally accepted accounting principles (GAAP) for nongovernmental entities. SFAS 162 will be effective 60 days following the Securities and Exchange Commission’s approval of the Public Company Accounting Oversight Board (PCAOB) amendments to AU Section 411. The Company does not expect the adoption of SFAS 162 will have a material impact on its financial position, results of operations, or cash flows.

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

In December 2007, the FASB issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements, an Amendment of ARB No. 51 (SFAS 160). SFAS 160 requires that noncontrolling interests be reported as a separate component of equity, that net income attributable to the parent and to the noncontrolling interest be separately identified in the consolidated statements of income, that changes in a parent’s ownership interest be accounted for as equity transactions, and that, when a subsidiary is deconsolidated, any retained noncontrolling equity investment in the former subsidiary and the gain or loss on the deconsolidation of the subsidiary be measured at fair value. SFAS 160 will be applied prospectively, except for presentation and disclosure requirements which will be applied retrospectively, as of the beginning of the Company’s fiscal year 2010. The Company does not expect the adoption of SFAS 160 will have a material impact on the Company’s financial position, results of operations, or cash flows.

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

Short term investments. The fair value of our short term investments, which consist of 90 day certificates of deposit as of September 26, 2008 and December 28, 2007 was based on quoted market prices in active markets for identical assets, Level 1, as defined in SFAS No. 157.

The following table reflects the carrying amounts and fair values of our financial instruments as of September 26, 2008 and December 28, 2007 (in thousands):

	September 26, 2008		December 28, 2007
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Cash and cash equivalents	$3,288	$3,288	$5,704	$5,704
Short term Investments	5,000	5,000	2,550	2,550

Fair Value Measurements

In September 2006, the FASB adopted SFAS No. 157, “Fair Value Measurements.” SFAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007 and interim periods within those fiscal years. In February 2008, the FASB issued FASB Staff Position (FSP) SFAS 157-2, “Effective Date of FASB No. 157” which delays the effective date to fiscal years beginning after November 15, 2008 for all non-financial assets and liabilities, except those recognized or disclosed in financial statements on a recurring basis.

4. Notes Payable, Revolving Credit Agreement and Long-term Debt

Long-term debt at September 26, 2008 and December 28, 2007 consisted only of Senior Notes due in 2011.

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

In the Indenture related to the 9 1/2% Senior Notes due 2011, the Company agreed to covenants that limit it and its restricted subsidiaries’ (i.e., Projecta B.V., Procolor S.A.S.) ability, among other things, to: (a) incur additional debt and issue preferred stock, (b) pay dividends, acquire shares of capital stock, make payments on subordinated debt or make investments, (c) place limitations on distributions from restricted subsidiaries, (d) issue or sell capital stock of restricted subsidiaries, (e) issue guarantees, (f) sell or exchange assets, (g) enter into transactions with stockholders and affiliates, (h) create liens and (i) effect mergers. In addition, if a change of control occurs, each holder of Notes will have the right to require the Company to repurchase all or part of the holder’s Notes at a price equal to 101% of their principal amount, plus any accrued interest to the date of purchase. The Company was in compliance with all covenants at September 26, 2008 and December 28, 2007.

On March 24, 2008, the Company entered into a new two-year agreement for an unsecured revolving credit facility that expires in May 2010 with maximum possible borrowings of $15.0 million with Lake City Bank (the “Bank”). The terms of the new two-year unsecured revolving credit facility are substantially similar to a pre-existing credit agreement with the Bank that allowed for maximum borrowings of $10.0 million and which was due to expire in May 2008. Interest on outstanding borrowings related to the new line of credit is calculated at the prime rate, which was 5.00% on

September 26, 2008. At September 26, 2008 and December 28, 2007, the Company had no outstanding balances under this line of credit.

The Company’s Dutch subsidiary, Projecta, has an overdraft line of credit with maximum possible borrowings equal to 1.5 million Euros. Interest on outstanding borrowings in Europe related to Projecta’s overdraft line of credit is calculated at the Fortis Basic Rate plus 1.50%, the sum of which was 7.90% on September 26, 2008. At September 26, 2008, Projecta had no outstanding balances under this credit facility.

The Company has provided an insurance carrier with a standby letter of credit for $0.5 million for self-insured amounts under its insurance program.

5. Stock Options

The Company has a nonqualified stock option plan under which options are granted to certain employees. Options under the plan generally vest one-fifth each year from the anniversary date. During 2004, the Company also granted options to certain employees that were immediately 100% vested. The options expire after ten years from the date of grant. Fair value calculations are based on highly subjective assumptions. The Company used the Black-Scholes option pricing model using the minimum value method and determined that the fair value of grants made during 2004 was not material. The Company did not grant awards during the first three quarters of 2008.

The stock option activity and weighted average exercise prices follow:

	Year to Date
	Options	Average Exercise Price	Aggregate Intrinsic Value (in thousands)
Outstanding at December 28, 2007	63	$17,013
Exercised	(8)	(16,560)

Outstanding at September 26, 2008	55	$17,079	$567

Exercisable at September 26, 2008	55	$17,079	$567

6. Inventories

The Company accounts for its inventory at the lower of cost or market using the first-in, first-out (FIFO) method. Inventory is comprised of the following (in thousands):

	September 26, 2008	December 28, 2007
Raw materials	$9,592	$9,468
Work in progress	2,170	2,342
Finished goods	3,220	3,189

	$14,982	$14,999

7. Other Comprehensive Income

The only component of accumulated other comprehensive income as of September 26, 2008 and December 28, 2007 was for cumulative foreign exchange translation adjustments.

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

The following table presents financial information by segment for the periods stated (in thousands):

	13 Weeks Ended September 26, 2008	13 Weeks Ended September 28, 2007	39 Weeks Ended September 26, 2008	39 Weeks Ended September 28, 2007
Net sales:
United States	$36,368	$37,485	$107,060	$108,002
Europe	6,584	6,606	22,787	20,036

Total net sales	$42,952	$44,091	$129,847	$128,038

Operating income:
United States	$10,369	$11,046	$29,965	$31,330
Europe	812	1,188	3,151	2,801

Total operating income	$11,181	$12,234	$33,116	$34,131

As of:	September 26, 2008	December 28, 2007
Total assets
United States	$65,879	$66,406
Europe	25,582	25,495

Total assets	$91,461	$91,901

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

Critical Accounting Policies

Da-Lite’s critical accounting policies are summarized in the Company’s Annual Report on Form 10K for the year ended December 28, 2007. As of September 26, 2008, the Company’s critical accounting policies had not changed from December 28, 2007.

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

In May 2008, the FASB issued SFAS No. 162, “The Hierarchy of Generally Accepted Accounting Principles.” SFAS 162 provides framework for selecting accounting principles to be used in preparing financial statements that are presented in conformity with U.S. generally accepted accounting principles (GAAP) for nongovernmental entities. SFAS 162 will be effective 60 days following the Securities and Exchange Commission’s approval of the Public Company Accounting Oversight Board (PCAOB)

amendments to AU Section 411. The Company does not expect the adoption of SFAS 162 will have a material impact on its financial position, results of operations, or cash flows.

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

In December 2007, the FASB issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements, an Amendment of ARB No. 51 (SFAS 160). SFAS 160 requires that noncontrolling interests be reported as a separate component of equity, that net income attributable to the parent and to the noncontrolling interest be separately identified in the consolidated statements of income, that changes in a parent’s ownership interest be accounted for as equity transactions, and that, when a subsidiary is deconsolidated, any retained noncontrolling equity investment in the former subsidiary and the gain or loss on the deconsolidation of the subsidiary be measured at fair value. SFAS 160 will be applied prospectively, except for presentation and disclosure requirements which will be applied retrospectively, as of the beginning of the Company’s fiscal year 2010. The Company does not expect the adoption of SFAS 160 to have a material impact on the Company’s financial position, results of operations, or cash flows.

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

The recent decline in the value of the Euro relative to the dollar is likely to adversely affect our European results, and the current worsening of economic conditions in the United States and globally also may adversely affect our results generally.

Thirteen Weeks Ended September 26, 2008, Compared with Thirteen Weeks Ended September 28, 2007

Net Sales. Net sales were $43.0 million for the 13 weeks ended September 26, 2008, as compared to $44.1 million for the 13 weeks ended September 28, 2007, a decrease of $1.1 million or 2.5%. Net sales by the Company’s United States (U.S.) operations decreased 3.0%. In the U.S., electric screen sales increased $1.1 million primarily because demand for the company’s core business of electrically operated screens with viewing surfaces measuring 100 inches in diagonal and above continued to grow. Wall screen sales decreased $0.3 million and portable screen sales decreased $0.6 million. Both were likely impacted by a slowdown in the economy and the housing market. Results also reflected increased competition from imports and plasma screens. Sales of other products decreased $1.3 million from 2007 levels, a result of lower sales of screen fabric, audio visual carts and rear projection systems. Net sales from the Company’s European subsidiaries for the thirteen weeks ended September 26, 2008 compared to the thirteen weeks ended September 28, 2007 decreased 0.3%. The stronger Euro produced an increase of $0.5 million that was more than offset by a decrease in revenue from southern European countries due to economic declines.

Cost of Sales. The cost of sales was $26.9 million for the 13 weeks ended September 26, 2008, as compared to $27.1 million for the 13 weeks ended September 28, 2007, a decrease of $0.2 million, or 0.7%. As a percentage of net sales, the cost of sales represented 62.6% for the 13 weeks ended September 26, 2008 and 61.5% for the 13 weeks ended September 28, 2007. This constitutes a 1.1 percentage point decrease in margins. Margins at our U.S. facilities decreased 0.7 points while margins at our European operations decreased 1.5 points reflecting the decrease in product volumes.

Selling, General and Administrative Expenses. Selling, general and administrative expenses were $4.9 million for the 13 weeks ended September 26, 2008, as compared to $4.8 million for the 13 weeks ended September 28, 2007. Selling, general and administrative expenses in the U.S. decreased $0.1 million as higher marketing expenses were more than offset by lower legal expenses resulting from the settlement of the patent litigation. Selling, general and administrative expenses in Europe increased $0.2 million primarily as a result of the stronger Euro.

Interest. Interest expense totaled $3.0 million for the 13 weeks ended September 26, 2008, as compared to $3.6 million for the 13 weeks ended September 28, 2007, a decrease of $0.6 million. The decrease was a result of a reduction in the outstanding amount of the 9.5% senior notes due 2011 issued in May 2004 and the 2007 period included the write-off of the deferred finance costs associated with bonds repurchased in the period.

Miscellaneous, net. Miscellaneous, net expense was $0.1 million for the 13 weeks ended September 26, 2008, as compared to $0.5 million for the 13 weeks ended September 28, 2007, a decrease of $0.4 million.

Income Taxes. As a subchapter S corporation for United States tax purposes, the Company is generally not subject to United States federal and state income taxation. Rather, the Company’s income, gains, losses, deductions and credits flow through to its stockholders, and the Company makes distributions to them to meet their tax obligations at an assumed maximum federal and state tax rate (based on the state with the highest tax rate in which any of the Company’s stockholders reside). This assumed rate was 40.4% for the 13 weeks ended September 26, 2008 and for the 13 weeks ended September 28, 2007. The Company pays foreign income taxes on the earnings of its European subsidiaries.

Net Income. As a result of the aforementioned factors, net income increased $0.1 million from $7.8 million for the 13 weeks ended September 28, 2007 to $7.9 million for the 13 weeks ended September 26, 2008.

Results of Operations

Thirty Nine Weeks Ended September 26, 2008, Compared with Thirty Nine Weeks Ended September 28, 2007

Net Sales. Net sales were $129.8 million for the 39 weeks ended September 26, 2008, as compared to $128.0 million for the 39 weeks ended September 28, 2007, an increase of $1.8 million or 1.4%. Net sales by the Company’s United States (U.S.) operations decreased 0.9%. In the U.S., electric screen sales increased $2.2 million primarily because demand for the company’s core business of electrically operated screens with viewing surfaces measuring 100 inches in diagonal and above continued to grow. Wall screen sales decreased $0.7 million while portable screen sales decreased $0.9 million. Both were likely impacted by a slowdown in the economy and the housing market. Results also reflected increased competition from imports and plasma screens. Sales of other products decreased $1.6 million from 2007 levels, a result of lower sales of screen fabric, audio visual carts and rear projection systems. Net sales from the Company’s European subsidiaries for the thirty nine weeks ended September 26, 2008 compared to the thirty nine weeks ended September 28, 2007 increased $2.8 million or 13.7%. The stronger Euro produced an increase of $2.6 million. The remaining increase was due primarily to the demand for screens for the European cup soccer event partially offset by the decrease in revenue from the southern European countries due to economic declines.

Cost of Sales. The cost of sales was $79.8 million for the 39 weeks ended September 26, 2008, as compared to $78.5 million for the 39 weeks ended September 28, 2007, an increase of $1.3 million, or 1.7%. As a percentage of net sales, the cost of sales represented 61.5% for the 39 weeks ended September 26, 2008 and 61.3% for the 39 weeks ended September 28, 2007. This constitutes a 0.2 percentage point decrease in margin. Margins at our U.S. facilities were unchanged while margins at our European operations increased 0.5 points reflecting the increase in product volumes.

Selling, General and Administrative Expenses. Selling, general and administrative expenses were $16.9 million for the 39 weeks ended September 26, 2008, as compared to $15.4 million for the 39 weeks ended September 28, 2007. Selling, general and administrative expenses in the U.S. increased $1.0 million as a result of an increase in marketing costs intended to support growth in future periods. Selling, general and administrative expenses in Europe increased $0.6 million primarily as a result of the stronger Euro.

Interest. Interest expense totaled $9.4 million for the 39 weeks ended September 26, 2008, as compared to $9.8 million for the 39 weeks ended September 28, 2007, a decrease of $0.4 million. The decrease was a result of a reduction in the outstanding amount of the 9.5% senior notes due 2011 issued in May 2004.

Miscellaneous, net. Miscellaneous, net was $0.1 million for the 39 weeks ended September 26, 2008, as compared to $1.0 million for the 39 weeks ended September 28, 2007, a decrease of $0.9 million. The

2008 amount includes a gain of $0.2 million on bond repurchases while the 2007 amount includes a loss of $0.5 million for bond repurchases.

Income Taxes. As a subchapter S corporation for United States tax purposes, the Company is generally not subject to United States federal and state income taxation. Rather, the Company’s income, gains, losses, deductions and credits flow through to its stockholders, and the Company makes distributions to them to meet their tax obligations at an assumed maximum federal and state tax rate (based on the state with the highest tax rate in which any of the Company’s stockholders reside). This assumed rate was 40.4% for the 39 weeks ended September 26, 2008 and for the 39 weeks ended September 28, 2007. The Company pays foreign income taxes on the earnings of its European subsidiaries.

Net Income. As a result of the aforementioned factors, net income increased $0.3 million from $22.6 million for the 39 weeks ended September 28, 2007 to $22.9 million for the 39 weeks ended September 26, 2008

Liquidity and Capital Resources

The Company expects to be able to fund its working capital requirements, interest expense, capital expenditures and its distributions to stockholders with cash generated from operations, although there can be no assurances in this regard.

In February 2008, the Company repurchased $4.3 million of the outstanding principal amount of its 9  1/2% senior notes from the open market for an aggregate purchase price of $4.1 million. The Company retired these notes and wrote-off the related deferred financing costs and recorded an immaterial gain during the first quarter of 2008 relating to the repurchase. Depending on the Company’s expected cash needs, the prevailing prices of its 9  1/2% senior notes and other factors, the Company may repurchase some amount of its outstanding 9 1/2% senior notes from time to time in the open market or otherwise

Management believes the principal indicators of the Company’s liquidity are its cash position (total cash and short-term investments), remaining availability under its bank credit facilities and its excess working capital. At September 26, 2008, the Company’s cash position was $8.3 million, the same dollar amount at December 28, 2007. Additionally, the Company had an unsecured revolving credit facility, with maximum possible borrowings equal to $15.0 million, which expires in May 2010. Interest on any outstanding borrowings related to this line of credit is calculated at the prime rate, which was 5.00% on September 26, 2008. At September 26, 2008 and December 28, 2007, the Company had no outstanding balances under this line of credit. The Company’s Dutch subsidiary, Projecta, has an overdraft line of credit, with maximum possible borrowings equal to 1.5 million Euros. Interest on outstanding borrowings in Europe related to Projecta’s overdraft line of credit is calculated at the Fortis Basic Rate plus 1.50%, the sum of which was 7.90% on September 26, 2008. At September 28, 2008, Projecta had no outstanding balances under this credit facility. Da-Lite’s working capital position decreased to $29.4 million (including $8.3 million of total cash and short-term investments) at September 26, 2008, from $31.3 million (including $8.3 million of total cash and short-term investments) at December 28, 2007.

Cash Flows

For the 39 weeks ended September 26, 2008, cash provided by operating activities was $27.8 million, as compared to $23.9 million for the 39 weeks ended September 28, 2007, an increase of $3.9 million or 16.2% primarily attributable to a decrease in working capital changes. Cash used in investing activities was $4.7 million for the 39 weeks ended September 26, 2008, as compared to cash provided by investing activities of $0.6 million for the 39 weeks ended September 28, 2007. Cash used in investing activities in 2008 resulted from purchase of short-term investments of $5.0 million, capital expenditures of $1.3 million and purchases of minority shares of $1.0 million partially offset by maturities of short-term investments of $2.6 million. In 2007, cash provided by investing activities resulted from an increase in short-term investments of $5.6 million partially offset by capital expenditures of $1.4 million and purchases of short-term investments of $3.6 million. Cash used in financing activities was $25.2 million during the 39 weeks ended September 26, 2008, as compared to $30.1 million for the 39 weeks ended September 28, 2007. The decrease in cash used for financing activities in 2008 was related to a $5.0 million decrease in payments to retire senior notes.

Capital Expenditures

Capital expenditures were $1.3 million for the 39 weeks ended September 26, 2008 compared to $1.4 million for the 39 weeks ended September 28, 2007. The Company’s management currently expects to spend approximately $2.5 million on capital expenditures in 2008, using cash generated from operations.

Contractual Obligations

The following table sets forth, as of September 26, 2008, certain of the Company’s contractual obligations:

	Payments due by period
Contractual Obligations	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
	(in millions)
Interest and principal payments for senior debt	$160.3	11.9	148.4	—	—
Self-insurance letter of credit	0.5	0.5	—	—	—

Total	$160.8	12.4	148.4	—	—

Distributions

As a subchapter S corporation under the Internal Revenue Code of 1986, Da-Lite is not subject to U.S. federal income taxes. Instead, such taxes are payable by Da-Lite’s stockholders. Distributions are made by Da-Lite to its stockholders to pay estimated taxes relating to taxable income allocated to them by the Company on a quarterly basis. Tax related distributions were $10.7 million and $12.1 million for the 39 weeks ended September 26, 2008 and the 39 weeks ended September 28, 2007, respectively.

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

The Company’s sales are not materially dependent on a single customer or a small group of customers. No one individual customer balance represented more than 5.5% of the Company’s total outstanding receivables as of September 26, 2008. Credit risk associated with the Company’s receivables is representative of the geographic, industry and customer diversity associated with the Company’s global business.

The Company also maintains credit controls for evaluating and granting customer credit. As a result, the Company may require that customers provide some type of financial guarantee in certain circumstances.

Foreign Currency Risk

Da-Lite routinely uses forward exchange contracts to economically hedge raw material purchases from vendors outside of the country of purchase.

Interest Rate Risk

The Company has two credit facilities available for general corporate purposes that are subject to variable interest rates. Interest related to any outstanding balances on the Company’s $15.0 million revolving credit facility in the U.S. is calculated at the prime rate, which was 5.00% on September 26, 2008. At September 26, 2008, the Company had no outstanding balances under this revolving credit facility. Interest on outstanding borrowings in Europe, related to Projecta’s overdraft line of credit, is calculated at the Fortis Basic Rate plus 1.50%, the sum of which was 7.90% on September 26, 2008. At September 26, 2008, Projecta had no outstanding balances under this credit facility.

At September 26, 2008, the Company had $124.7 million in fixed-rate long-term debt outstanding. There is no interest rate risk associated with the Company’s fixed rate debt. The fair market value of the fixed-rate debt (based on discounted cash flows reflecting borrowing rates currently available for debt with similar terms and maturities) varies with fluctuations in interest rates. A 10% decrease in interest rates would have changed the fair market value of the fixed-rate debt to approximately $121.1 million from the fair value of approximately $117.4 million at September 26, 2008. Note that financial instruments are described as cash or contractual obligations or rights to pay or receive cash. The fair value of all other financial instruments approximates the carrying value because of the short-term maturity of these instruments.

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

During the 13 weeks ended September 26, 2008, an executive officer exercised options to purchase 5.0 shares of our common stock at an aggregate purchase price of $86,225 on September 2,2008 and another employee exercised options to purchase 2.0 shares of our common stock at an aggregate purchase price of $30,836 on August 22, 2008. These transactions were exempt from registration pursuant to, among other things, Section 4(2) of the Securities Act of 1933, as amended. The company repurchased 2.0 shares from stockholders during the same period.

Item 4.	Submission of Matters to a Vote of Security Holders.

Our annual meeting of stockholders was held on August 21, 2008. Set forth below are the matters that were presented to and voted upon by our stockholders, and the results of such stockholders’ votes.

Election of directors.

Nominee	Votes For	Votes Withheld	Votes Against
James S. Cownie	5,288.34	—	—

James M. Hoak	5,288.34	—	—

Wayne Kern	5,288.34	—	—

Richard E. Lundin	5,288.34	—	—

David J. Lundquist	5,288.34	—	—

David N. Walthall	5,288.34	—	—

Item 6.	Exhibits

Exhibit No.	Description
31.1	Certification of CEO pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of CFO pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of CEO pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of CFO pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DA-LITE SCREEN COMPANY, INC.
(Registrant)

By:	/s/ Jerry C. Young
Jerry C. Young
Vice President – Finance and Chief Financial Officer (Principal Financial and Accounting Officer)

Date: October 28, 2008

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