Form 10-K
period 2008-12-26
DA-LITE SCREEN CO INC
filed 2009-02-26
CIK 881665

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 26, 2008

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

As of February 24, 2009, there were 5,389.62 shares of the registrant’s common stock outstanding (all of which are privately owned and are not traded on any public market).

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

Da-Lite has been manufacturing and distributing projection screens since 1909. The Company operates manufacturing facilities in both the United States and Europe and its products are sold through an extensive sales and distribution network in over 100 countries. The Company generated net sales and income before income taxes and minority interest of $166.2 million and $27.4 million, respectively, in 2008. Net sales and income before income taxes and minority interest were $170.2 million and $29.0 million, respectively, in 2007.

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

Audio Visual Dealers, Integrators and System Consultants. The “dealer” market also includes distributors, integrators, system consultants, IT/Networking, facility/venue management personnel and manufacturers. This important market includes thousands of Da-Lite dealers and distributors who are managed through the Da-Lite network of company Sales Consultants and are supported by Sales Partners in Da-Lite’s Warsaw corporate headquarters.

Architect Market. No one buying influence has more impact on new buildings and tenant improvements than architects. Da-Lite puts emphasis on this critical market with increased training, support materials and communications.

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

Business/IT Market. The Business/IT market is the largest individual market in the industry in terms of customers and total revenue. We believe that this market will see the further convergence of audio visual and IT into an overall target within this vital market. We also view the Business/IT market as representing the greatest potential source for projection screen revenue growth. With the advent of more powerful digital projectors and continued lower prices, we expect this vertical market to grow over time.

Hospitality Market. Da-Lite has included two specific vertical markets under the broader Hospitality market, Rental and Staging and Entertainment. The demand for audio visual equipment continues to grow as more sophisticated presentations are being utilized in conferences, meeting rooms, convention centers and entertainment events. Da-Lite markets products targeted at the special needs of companies that provide portable audio visual solutions. The Hospitality Market relies on Da-Lite to provide high performance and reliable products that enhance presentations.

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

Houses of Worship Market. One of the growing markets for Da-Lite projection screens and accessories is Houses of Worship. Whether through renovation or new construction, worship facilities are equipping their properties with complete audio visual systems. These systems are used to enhance the experience of the congregation as well as, in many cases, to supplement or replace bound, printed hymnals and other materials. We believe that the Houses of Worship market is moving towards wider screen formats and that the demand for screens for use by the pastor and choir will continue to increase. Other Da-Lite products, such as lecterns, are finding applications in the Houses of Worship market.

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

International Markets. International markets are important to the Company. Da-Lite’s European presence, with its subsidiaries in the Netherlands and France, positions the Company to capitalize on this market segment.

Home Theater Market. The Home Theater market is a small but important part of the Company’s revenue. As home theater projectors have evolved to provide higher performance at lower cost, the addition of a media room to one’s home has become a more affordable option for middle income as well as upper income families. This is furthered by the greater availability of movies, sports events and other content on broadcast television, cable television, broadcast satellite and DVDs. The home theater market has also been influenced by the “cocooning” trends of families who want to enhance their range of activities in their homes however, the recent downturn in the housing market has caused a slowdown in this area of business. The slowdown in the United States housing market continues to adversely affect the Home Theater market.

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

•

Excellent Customer Service and Support. Da-Lite offers excellent customer support through a dedicated staff of product specialists to assist dealers and end users in meeting their presentation needs. Da-Lite’s product specialists are certified by the International Communications Industries Association, Inc.® (ICIA®).

•

Strong Worldwide Distribution and Marketing Capabilities. The Company uses a dedicated group of sales employees located throughout the United States to reach its dealers and other customers who are required to be both ICIA® certified and LEED® accredited by the U.S. Green Building Council. In addition, the Company maintains relationships with distributors and dealers in over 100 countries throughout the world.

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

Screen sales, which accounted for approximately 85%, 84% and 84% of the Company’s net sales in 2008, 2007 and 2006, respectively, can be divided into three broad categories (i.e. electric, wall and portable), which can be further divided into 20 different screen surfaces tailored to meet a variety of projection and viewing requirements. Da-Lite has developed several new screen surfaces in recent years that have different characteristics with respect to the reflectivity of light, the resolution of the projected image and the width of the viewing angle to suit the changing capabilities of projection systems. Da-Lite’s comprehensive product catalog lists projection screens ranging in size from 40 inches by 40 inches, on the small end, to 60 feet by 90 feet, on the large end. Larger or specially shaped screens are produced on a custom order basis. Da-Lite believes that its flexible and vertically integrated manufacturing processes allow it to deliver products to its customers more efficiently than its competitors.

In 2008, Da-Lite introduced its 3D projection screen, which it believes may have applicability in a number of different markets. In January 2009, the Company introduced its “JKP” line of projection screens that are designed to provide enhanced performance in high end home theater applications.

Electric Screens. Electrically operated screens are usually found in business meeting rooms, educational institutions, houses of worship and home theater applications. These products use a motorized roller system to raise or lower the viewing surface from a case and have the ability to be concealed in the ceiling or hung at the top of a wall. Electric screens accounted for approximately 43%, 41% and 40% of the Company’s net sales in 2008, 2007 and 2006, respectively.

Wall Screens. Wall screens are typically found in business meeting rooms, educational institutions and home theater applications. Wall screens are normally mounted on an exposed wall surface and may either be retractable or attached to a fixed frame. Wall screens accounted for approximately 19%, 19% and 21% of the Company’s net sales in 2008, 2007 and 2006, respectively.

Portable Screens. The Fast-Fold® line of portable screens are most often used in hotel meeting rooms, entertainment venues and other situations that require easy setup and quick removal. The Company’s other portable screens include Insta-Theater® screens which rise from the floor or can be placed on a table and freestanding tripod screens. Portable screens accounted for approximately 22%, 23% and 21% of the Company’s net sales in 2008, 2007 and 2006, respectively.

Screen Materials. Da-Lite manufactures screen materials used to assemble many of the Company’s branded products. The Company’s management believes that this in-house capability provides a competitive and cost advantage in the projection screen industry. Outside sales of screen materials accounted for approximately 1%, 1% and 2% of its net sales in 2008, 2007 and 2006, respectively.

Other. The Company produces custom engineered rear projection systems and also manufactures a number of complementary products, including audio visual carts, monitor mounts, brackets for flat panel displays, easels, multi-media support furniture and lecterns. These items allow Da-Lite to offer a complete product line that enables customers to satisfy many of their audio visual peripheral needs from a single source. Sales of other products and freight accounted for approximately 15%, 16% and 16% of the Company’s net sales in 2008, 2007 and 2006, respectively. This category includes amounts billed to customers for shipping.

Note 7 of the notes to the Company’s consolidated financial statements included in Item 8 of this report contains information regarding Da-Lite’s two reporting segments, the United States and Europe.

Distribution and Customers

Da-Lite currently sells its products to more than 7,000 dealers or distributors in over 100 countries around the globe. The Company generally does not sell its products directly to end users. Furthermore, the Company has a broad customer base with no customer accounting for more than 3% of net sales in 2008 and with the Company’s top ten customers accounting for approximately 14% of net sales in 2008. Da-Lite’s wide product offering enables customers to consolidate purchasing requirements by using the Company as their primary supplier for a variety of audio visual and presentation items.

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

Marketing. In 2008 Da-Lite shifted from a sales and manufacturing driven business model to a marketing driven model. The competition in the projection screen industry continues to intensify as the domestic market experiences increased marketing efforts from other projection screen manufacturers. The Company has developed a competitive strategy to market to horizontal and vertical markets, added marketing personnel and increased advertising efforts.

Through key promotions, the Company was able to increase its internal marketing and sales expertise with experienced Da-Lite personnel as well as adding the new position of Architectural Specialist to support the internal and external marketing efforts to the influential vertical market.

Another part of the shift to marketing was the development of a comprehensive strategy that identified the need to position the Company and its people to the horizontal targeted audience. This included research in specific vertical markets, a new corporate campaign and the implementation of vertical market tactics including advertising, sales support materials and targeted promotions.

The marketing plan recognized the need to communicate the efforts Da-Lite is making to become a more environmentally friendly community and corporate neighbor. To this end, the Da-Lite Screen Green™ program was launched in the fourth quarter of 2007. Da-Lite Screen Green™ is the umbrella for all of the Company’s environmental or “green” programs. Over the past few years, the Company has successfully changed its paint lines in Warsaw to much more eco-friendly powder coated finishes that has drastically reduced the Company’s emissions of volatile organic compounds (VOCs). In the first quarter of 2008, the Company achieved ISO14001 certification.

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

Competition

Da-Lite competes in the audio visual presentation equipment industry with a number of other manufacturers in the United States and overseas. On an international basis, the Company currently competes with many established projection screen manufacturers and a number of newer entrants from China and elsewhere. The Company also competes with a number of smaller companies in many of the local markets in which it is active. Although there are many manufacturers of projection screens, the Company believes that it has a larger market share in projection screens than the nearest competitor. The Company believes that it is the leader in both North America and Europe and that no individual competitor has a leading position in Asia. Da-Lite believes that its reputation for quality, the breadth of its product line, its rapid delivery times, its customer support and its broad distribution network are key factors differentiating the Company from its competitors, some of whom compete primarily on price. The Company’s projection screens also compete, to a certain extent, with electronic devices such as large liquid crystal and plasma displays.

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

Employees

Employees are a key part of the Company’s success and the Company’s management believes that relationships with its employees are excellent. As of December 26, 2008, the Company had approximately 480 employees in the United States (U.S.) and 120 employees in its European facilities. None of the Company’s U.S. employees are represented by unions while substantially all of the Company’s European employees are represented by unions. Management takes pride in developing a work environment that fosters a loyal culture with a focus on efficiency, quality and developing innovative methods to improve productivity. The Company has been able to avoid layoffs since 1991 and management believes this philosophy has instilled a collaborative and supportive environment that facilitates employee participation in improving productivity.

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

The increased demand for projection screens in some recent periods resulted in large part from changes in projector technology, the increased use of visual presentation tools and other industry trends. Any changes in these trends could adversely affect the demand for the Company’s products.

The demand for projection screens and other presentation products increased in some recent years largely as the result of the improved capabilities and lower costs of projectors, the increased use of visual presentation tools in business, education and other settings, and consumer interest in home theaters. Any changes in these or other industry trends, including the development of competing technologies, could adversely affect the demand for Da-Lite’s products and could negatively impact the Company’s future growth and its results of operations.

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

We have been adversely affected by the current difficult economic and market conditions, including conditions in the residential and commercial real estate markets, and the continuation or worsening of these conditions could further negatively impact our results and financial condition.

The Company’s success depends to a significant extent on numerous factors affecting business and consumer spending and residential and commercial construction, including economic conditions relating to the markets we serve. In a weak economy, our customers may reduce their level of discretionary spending or investment which likely would materially adversely affect our business, financial condition, results of operations and cash flows. Our results have been adversely affected in recent years by a decline in residential construction, which reduces the demand for projection screens for home theaters and the demand in our other markets may be affected by general economic conditions as well as factors that directly affect such markets. For example, the declines in commercial construction and business investment generally in 2008 adversely affected the demand in the Business/IT market, and a decline in convention activity caused by poor economic conditions adversely affected the demand in the Hospitality market. The continuation or worsening of difficult economic and market conditions could further negatively impact our business, financial condition, results of operations and cash flows.

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

The Company expects that it will need to refinance most of its current indebtedness on or before its maturity in May of 2011, and there is no assurance as to the cost or availability of this replacement financing.

The company’s 9 1/2% senior notes mature in May of 2011. Although the Company expects that it will be able to generate cash from operations to pay or prepay a portion of this indebtedness, it expects that it will need to refinance most of this indebtedness on or before its maturity date. Credit market conditions, as well as other economic conditions, currently are difficult. There is no assurance that such new financing will be available when needed or as to the cost or other terms of this financing.

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

Wichita Facility. The Wichita, Kansas plant is largely a metal fabrication facility that produces carts and stands, monitor mounts, easels and multi-media support furniture as well as some parts and sub-assemblies for products produced at the Warsaw facility. Wichita also acts as a central distribution center for certain products.

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

No matters were submitted to a vote of security holders during the fourth quarter ended December 26, 2008.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

As of December 26, 2008, there were 51 holders of record of the Company’s single-class of capital stock. No public trading market, or public exchange, for the Company’s common equity has been established.

As a subchapter S corporation under the Internal Revenue Code of 1986, distributions are made by Da-Lite to its shareholders to pay estimated taxes relating to taxable income allocated to them by the Company on a quarterly basis. Tax related distributions were $10.7 million and $12.1 million in 2008 and 2007, respectively.

The Company paid regular distributions to its shareholders in 2008 and 2007 at the monthly rate of $200 per share or $1.1 million per month in the aggregate, subject to the covenants contained in the indenture related to its 9 1/2% senior unsecured notes due in May 2011.

During the fourth quarter of 2008, the Company repurchased 21 shares of the Company’s common stock from stockholders.

Item 6.	Selected Financial Data.

The following tables set forth Da-Lite’s selected consolidated financial data. The selected consolidated financial data as of and for each of the years in the five-year period ended December 26, 2008 were derived from the Company’s audited consolidated financial statements.

	Year Ended (1)
	December 26, 2008	December 28, 2007	December 29, 2006	December 30, 2005	December 31, 2004
	(dollars in thousands)
Net sales	$166,239	$170,164	$169,827	$165,634	$162,166
Net income	26,452	27,839	31,634	30,815	31,194
Total assets	80,947	91,901	97,496	93,089	94,344
Long-term debt	119,730	128,980	140,200	144,200	150,200
Shareholders’ deficit	(49,042)	(49,485)	(55,219)	(62,638)	(68,556)

(1)	The Company uses a 52-week or 53-week fiscal year ending on the last Friday of December. The fiscal year ended December 31, 2004 was a 53-week year and all other fiscal years were 52-week years.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Forward Looking Statements

This annual report on Form 10-K contains certain statements that may be deemed to be forward looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. All statements, other than statements of historical facts, included in this report are forward looking statements. When used in this report, the words “may,” “will,” “should,” “would,” “anticipate,” “estimate,” “expect,” “plan,” “believe,” “predict,” “potential,” “intend,” and similar expressions are intended to identify forward looking statements. Forward looking statements are subject to risks and uncertainties that could cause actual results to differ materially from those projected. These risks and uncertainties include, but are not limited to, changes in sales or industry trends, changes in economic conditions, competition, retention of senior management and other key personnel, availability of materials or components, ability to make continued product innovations, casualty or work stoppages at the Company’s facilities, currency exchange rates, the availability of financing and other factors describe in “Item 1A. Risk Factors.” Forward looking statements are based on assumptions and assessments made by the Company’s management in light of their experience and their perception of historical trends, current conditions, expected future developments and other factors they believe to be appropriate. Readers of this report are cautioned not to place undue reliance on these forward looking statements as there can be no assurance that these forward looking statements will prove to be accurate. Management undertakes no obligation to update any forward looking statements. This cautionary statement is applicable to all forward looking statements contained in this report.

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

Outlook

Da-Lite believes that its primary competitive strengths are the quality of its products, the breadth of its product line and its excellent customer service. Sales for 2009 are difficult to forecast because the Company does not operate with a significant order backlog. However, the Company believes that it will continue to make the investments needed to maintain the level of performance historically seen from its core business.

Regular distributions to shareholders in 2009 are being reduced from a monthly rate of $200 per share to $150 per share or $0.8 million per month in the aggregate for the first three months of 2009, and $137.50 per share or $0.7 million per month in the aggregate starting in April of 2009, in each case subject to the covenants contained in the indenture related to the Company’s 9 1/2% senior notes. The Company currently believes that cash generated from operations will be sufficient to cover its operating requirements, although there can be no assurances in this regard.

Results of Operations

Year Ended December 26, 2008 Compared with Year Ended December 28, 2007

Net Sales. Net sales were $166.2 million for 2008, as compared to net sales of $170.2 million for 2007, a decrease of $4.0 million or 2.4%. Net sales by the Company’s United States (U.S.) operations decreased 3.5%. In the U.S., electric screen sales increased $0.4 million primarily because demand for the Company’s core business of electrically operated screens with viewing surfaces measuring 100 inches in diagonal and above grew somewhat. Wall screen sales decreased $0.9 million and portable screen sales decreased $1.6 million. Both were likely impacted by a slowdown in the economy and the housing market, especially during the fourth quarter. Results also reflected increased competition from imports and plasma screens. Sales of other products decreased $2.8 million from 2007 levels, a result of lower sales of screen fabric, audio visual carts and rear projection systems, attributed to a slowdown in the economy. Net sales from the Company’s European subsidiaries increased by $1.0 million or 3.5%. The stronger Euro produced an increase of $1.9 million that was more than offset by a decrease in revenue due to economic declines throughout Europe.

Cost of Sales. Cost of sales were $104.5 million for 2008, as compared to $106.1 million for 2007, a decrease of $1.6 million or 1.5%. As a percentage of net sales, the cost of sales represented 62.9% and 62.3% for 2008 and 2007, respectively. This constitutes a 0.6 percentage point reduction in margin, which is attributable primarily to lower volumes. Margins at our U.S. facilities decreased 0.2 points while margins at our European operation decreased 1.3 points, reflecting the decrease in product volume.

Selling, General and Administrative Expenses. Selling, general and administrative expenses were $21.7 million for 2008, as compared to $20.5 million for 2007. Selling, general and administrative expenses in the U.S. increased $0.6 million as a result of increased marketing costs intended to support sales growth in future years, partially offset by lower legal expense resulting from the resolution of a legal matter. Selling, general and administrative expenses in Europe increased $0.6 million primarily as a result of the stronger Euro.

Interest, net. Interest expense totaled $12.5 million for 2008, as compared to $13.0 million for 2007, a decrease of $0.5 million. The decrease was a result of a reduction in the outstanding amount of the 9 1/2% senior notes due 2011 issued in May 2004.

Miscellaneous, net. Miscellaneous, net was income of $0.4 million for 2008, as compared to expense of $1.6 million for 2007, a decrease of $2.0 million. During 2008, the Company recorded income resulting from the discounts realized in retiring $9.3 million of the Company 9 1/2% senior notes; in 2007 the Company recorded expenses as a result of the premiums paid to retire $11.2 million of the Company 9 1/2 senior notes.

Income Taxes. As a subchapter S corporation for United States tax purposes, the Company is generally not subject to United States federal and state income taxation. Rather, the Company’s income, gains, losses, deductions and credits flow through to its shareholders and the Company makes distributions to them to meet their tax obligations at an assumed maximum federal and state tax rate (based on the state with the highest tax rate in which any of the Company’s shareholders reside). This assumed rate was 40.4% during 2008 and 2007. The Company pays foreign income taxes on the earnings of its European subsidiaries.

Net Income. As a result of the aforementioned factors, net income decreased $1.3 million from $27.8 million in 2007 to $26.5 million in 2008.

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

Selling, General and Administrative Expenses. Selling, general and administrative expenses were $20.5 million for 2007, as compared to $18.7 million for 2006. Selling, general and administrative expenses in the U.S. increased $1.5 million as a result of increased legal fees related to patent litigation and increased marketing costs intended to support sales growth in future years. Selling, general and administrative expenses in Europe increased $0.3 million as a result of the stronger Euro.

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

In 2008, the Company repurchased $9.3 million of the outstanding principal amount of its 9 1/2% senior notes from the open market for an aggregate purchase price of $8.6 million. The Company retired these notes and wrote-off the related deferred financing costs and recorded income totaling $0.7 million in 2008 related to the repurchases. Depending on the Company’s expected cash needs, the prevailing prices of its 9 1/2% senior notes and other factors, the Company may repurchase some amount of its outstanding 9 1/2% senior notes from time to time in the open market or otherwise.

Management believes the principal indicators of the Company’s liquidity are its cash position, remaining availability under its bank credit facilities and its excess working capital. At December 26, 2008, the Company’s cash position was $1.6 million, a decrease of $6.7 million from December 28, 2007. Additionally, the Company had an unsecured revolving credit facility, with maximum possible borrowings equal to $15.0 million, which expires in May 2010. Interest on any outstanding borrowings related to this line of credit is calculated at the prime rate, which was 3.25% on December 26, 2008. At December 26, 2008, the Company had no outstanding balances under this line of credit. Da-Lite’s working capital position decreased to $25.1 million (including $1.6 million of total cash and short-term investments) at December 26, 2008, from $31.3 million (including $8.3 million of cash) at December 28, 2007. The decrease in working capital was primarily related to the repurchase of $9.3 million of the Company’s 9 1/2% senior notes from the open market in 2008. The Company was in compliance with all covenants at December 26, 2008 and December 28, 2007.

The Company’s 9 1/2% senior notes mature in May of 2011, and it expects that it will need to refinance most of this indebtedness on or before this date. There is no assurance as to the availability or the cost or other terms of this replacement financing.

The Company’s Dutch subsidiary, Projecta, has an overdraft line of credit, with maximum possible borrowings equal to 1.5 million Euros. Interest on outstanding borrowings related to this line of credit is calculated at the Fortis Basic Rate plus 1.50%, the sum of which was 7.90% on December 26, 2008. At December 26, 2008 and December 28, 2007, Projecta had no outstanding balances under this line of credit.

Cash Flows

Cash provided by operating activities in 2008 was $30.4 million, as compared to $29.2 million in 2007, an increase of $1.2 million or 4.1% primarily attributable to the decrease in working capital which more than offset a decline in net income. Cash used in investing activities was $0.3 million in 2008, as compared to $0.1 million in 2007. Cash used in investing activities in 2008 resulted from a reduction in short-term investments of $2.6 million which was offset by capital expenditures of $1.9 million and the payments for purchase of minority shares of $1.0 million. Cash used in investing activities in 2007 resulted from a reduction in short-term investments of $2.0 million, which were offset by capital expenditures of $1.8 million and the payments for purchase of minority shares of $0.4 million. Cash used in financing activities was $34.0 million in 2008, as compared to $35.6 million in 2007. The decrease in cash used for financing activities in 2008 was related to a decrease in payments to retire senior notes and lower distributions to shareholders, partially offset by higher payments to repurchase common stock and lower payments received from exercise of stock options. The Company’s primary uses of cash provided by operating activities over the next twelve months are expected to consist of disbursements related to distributions to shareholders and capital expenditures.

Capital Expenditures

Capital expenditures were $1.9 million in 2008 and $1.8 million in 2007. Substantially all of the expenditures in 2008 and 2007 were related to machinery and equipment purchases. The Company’s management currently expects to spend approximately $1.5 million on capital expenditures in 2009 using cash generated from operations.

Contractual Obligations

The following table sets forth, as of December 26, 2008, certain of the Company’s contractual obligations:

	Payments due by period
Contractual Obligations	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
	(in millions)
Interest and principal payments for senior debt	$148.2	$11.4	$136.8	$—	$—
Self-insurance letter of credit	0.5	0.5	—	—	—

Total	$148.7	$11.9	$136.8	$—	$—

Distributions

As a subchapter S corporation under the Internal Revenue Code of 1986, distributions are made by Da-Lite to its shareholders to pay estimated taxes relating to taxable income allocated to them by the Company on a quarterly basis. Tax related distributions were $10.7 million in 2008 and $12.1 million in 2007.

The Company made regular distributions to its shareholders in 2008 and 2007 at the monthly rate of $200 per share or $1.1 million per month in the aggregate, subject to the covenants contained in the indenture related to its 9 1/2% senior notes. The Company has decided to reduce the regular distributions to its shareholders in 2009 to a monthly rate of $150 per share or $0.8 million in the aggregate for the first three month of 2009 and to a monthly rate of $137.50 per share or $0.7 million in the aggregate starting in April of 2009.

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

Revenue Recognition

The Company recognizes revenue when it has received an order from a customer, product has been shipped FOB shipping point, the sales price is fixed or determinable and the collectibility of sales price is reasonably assured. All amounts billed to customers in a sales transaction related to shipping and handling are recorded as revenue, and costs incurred by the Company for shipping and handling are recorded as cost of sales in conformity with Emerging Issues Task Force (EITF) Issue No. 00-10, Accounting for Shipping and Handling Fees and Costs. Provision for customer sales allowances, returns and warranties are made at the time of shipment based on historical experience. Should returns or warranty claims increase above historical experience, additional allowances may be required.

Allowance for Doubtful Accounts

The financial status of customers is routinely checked and monitored by the Company when granting credit. The Company provides an allowance for doubtful accounts based upon historical experience and management’s estimate of amounts to be collected from past due accounts. Should write-offs increase above historical experience, additional allowances may be required.

Goodwill

Goodwill represents the excess of purchase price over the fair value of identifiable net assets acquired. The Company applies the provisions of Financial Accounting Standards Board (FASB) Statement of Financial Accounting Standards (SFAS) No. 142, Goodwill and Other Intangible Assets, and management tests goodwill for impairment to determine whether its carrying value exceeds its implied fair value at least annually or more frequently if events or circumstances indicate that the carrying amount of goodwill may be impaired. Recoverability of goodwill is measured by a comparison of the carrying value to the fair value. If the carrying amount exceeds its fair value, an impairment charge is recognized to the extent that the implied fair value exceeds its carrying value.

The implied fair value of goodwill is the residual fair value, if any, after allocating the fair value to all of the assets (recognized and unrecognized) and all of the liabilities. The Company estimates fair value using a combination of market value approach and an income approach using discounted cash flow projections. These calculations include estimates of discount rates and market value multiples.

The income approach uses a projection of estimated operating results and cash flows using a market multiple approach that reflects current market conditions. The projection uses management’s best estimates of economic and market conditions over the projected period including growth rates in sales, costs, estimates of future expected changes in operating margins and cash expenditures. A significant amount of judgment is involved in determining if a indicator of impairment has occurred. Such indicators may include, among others: a significant decline in our expected future cash flows; a significant adverse change in the business climate; unanticipated competition; and slower growth rates. Any adverse change in these factors could have a significant impact on the recoverability of these assets and could have a material impact on our consolidated financial statements. A key assumption in our fair value estimate is the market multiple used in our income approach.

Management has determined the goodwill related to Projecta’s wholly-owned subsidiary Procolor S.A.S. was impaired and $.4 million was written-off in the 4th quarter of 2008. It was determined the fair value of the subsidiary was no greater than the net asset value based upon a current and projected discounted cash flow analysis and an evaluation of the marketability of the net assets.

Recent Accounting Pronouncements

In March 2008, the FASB issued SFAS 161, Disclosures about Derivative Instruments and Hedging Activities, an amendment of SFAS 133 (SFAS 161). SFAS 161 applies to all derivative instruments and non-derivative instruments that are designated and qualify as hedging instruments pursuant to paragraphs 37 and 42 of SFAS 133 and related hedged items accounted for under SFAS 133. SFAS 161 requires entities to provide greater transparency through additional disclosures about how and why an entity uses derivative instruments, how derivative instruments and related hedged items are accounted for under SFAS 133 and its related interpretations, and how derivative instruments and related hedged items affect an entity’s financial position, results of operations, and cash flows. SFAS 161 is effective as of the beginning of an entity’s first fiscal year that begins after November 15, 2008. The Company adopted SFAS 161 on December 27, 2008. The Company does not expect the adoption of SFAS 161 to have a material impact on its financial position, results of operations, or cash flows.

In May 2008, the FASB issued SFAS 162, The Hierarchy of Generally Accepted Accounting Principles (SFAS 162). SFAS 162 provides a framework for selecting accounting principles to be used in preparing financial statements that are presented in conformity with U.S. generally accepted accounting principles (GAAP) for nongovernmental entities. SFAS 162 will be effective 60 days following the Securities and Exchange Commission’s approval of the Public Company Accounting Oversight Board (PCAOB) amendments to AU Section 411. The Company adopted SFAS 162 on November 15, 2008, which had no impact on its financial position, results of operations, or cash flow.

In February 2007, the Financial Accounting Standards Board (FASB) issued SFAS 159, The Fair Value Option for Financial Assets and Financial Liabilities. This Statement permits entities to choose to measure many financial instruments and certain other items at fair value, with the objective of mitigating volatility in reported earnings caused by measuring related assets and liabilities differently (without being required to apply complex hedge accounting provisions). The Company adopted this standard on December 27, 2008, and its adoption did not have a material impact on our results of operations, financial position or cash flows.

In December 2007, the FASB issued SFAS 160, Noncontrolling Interests in Consolidated Financial Statements, an Amendment of ARB 51 (SFAS 160). SFAS 160 requires that noncontrolling interests be reported as a separate component of equity, that net income attributable to the parent and to the noncontrolling interest be separately identified in the consolidated statements of income, that changes in a parent’s ownership interest be accounted for as equity transactions, and that, when a subsidiary is deconsolidated, any retained noncontrolling equity investment in the former subsidiary and the gain or loss on the deconsolidation of the subsidiary be measured at fair value. SFAS 160 will be applied prospectively, except for presentation and disclosure requirements which will be applied retrospectively, as of the beginning of the Company’s fiscal year 2010. The Company does not expect SFAS 160 to have a material impact on the Company’s financial position, results of operations, or cash flows.

In September 2006, the FASB issued SFAS 157, Fair Value Measurement (SFAS 157). SFAS 157 addresses standardizing the measurement of fair value for companies who are required to use a fair value measure for recognition or disclosure purposes. The FASB defines fair value as “the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measure date.” On February 12, 2008, the FASB issued Staff Position 157-2 (FSP 157-2) which delays the effective date of SFAS 157 for all nonfinancial assets and nonfinancial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis. Therefore for financial assets and liabilities the statement is effective for fiscal years beginning after November 15, 2007 and for interim periods within those fiscal years. The Company was required to adopt SFAS 157 (excluding nonfinancial assets and liabilities) beginning on December 29, 2007, which did not have a material impact on the Company’s financial position, results of operations or cash flows.

Selected Quarterly Financial Data (unaudited)

	First	Second	Third	Fourth
	(in thousands)
Year ended December 26, 2008
Net sales	$42,282	$44,613	$42,952	$36,392
Gross profit	16,699	17,259	16,069	11,695
Operating income	10,802	11,133	11,181	6,505
Income before income taxes and minority interest	7,723	7,903	8,077	3,729
Net income	7,442	7,555	7,873	3,582

Year ended December 28, 2007
Net sales	$41,507	$42,440	$44,091	$42,126
Gross profit	16,382	16,115	16,993	14,606
Operating income	11,183	10,714	12,234	9,434
Income before income taxes and minority interest	8,041	7,201	8,123	5,612
Net income	7,757	7,050	7,758	5,274

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk.

Concentration of Credit Risk

Financial instruments that potentially subject the Company to significant concentrations of credit risk consist primarily of cash, cash equivalents, short-term investments and accounts receivable. The Company maintains cash, cash equivalents, and short-term investments with well capitalized financial institutions.

The Company’s sales are not materially dependent on a single customer or a small group of customers. No one individual customer balance represented more than 6% of the Company’s total outstanding receivables as of December 26, 2008. Credit risk associated with the Company’s receivables is representative of the geographic, industry and customer diversity associated with the Company’s global business.

The Company also maintains credit controls for evaluating and granting customer credit. As a result, the Company may require that customers provide some type of financial guarantee in certain circumstances.

Foreign Currency Risk

Da-Lite routinely uses forward foreign currency exchange contracts to hedge raw material purchases from vendors outside of the country of purchase. Gains and losses on these contracts offset changes in the related foreign currency denominated costs. At December 26, 2008, the Company had open forward exchange contracts with a notional amount of $1.3 million. The fair value of these open forward exchange contracts was not material.

Interest Rate Risk

The Company has two credit facilities available for general corporate purposes that are subject to variable interest rates. Interest related to any outstanding balances on the Company’s $15.0 million revolving credit facility in the U.S. is calculated at the prime rate, which was 3.25% on December 26, 2008. At December 26, 2008, the Company had no outstanding balances under this revolving credit facility. Interest on outstanding borrowings in Europe, related to Projecta’s overdraft line of credit, is calculated at the Fortis Basic Rate plus 1.50%, the sum of which was 7.90% on December 26, 2008. At December 26, 2008, Projecta had no outstanding balances under this credit facility.

At December 26, 2008, the Company had $119.7 million in fixed-rate long-term debt outstanding. There is no interest rate risk associated with the Company’s fixed rate debt. The fair market value of the fixed-rate debt (based on discounted cash flows reflecting borrowing rates currently available for debt with similar terms and maturities) varies with fluctuations in interest rates. A 10% decrease in interest rates would have changed the fair market value of the fixed-rate debt to approximately $108.7 million from the fair value of approximately $104.9 million at December 26, 2008. Note that financial instruments are described as cash or contractual obligations or rights to pay or receive cash. The fair value of all other financial instruments approximates the carrying value because of the short-term maturity of these instruments.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of

Da-Lite Screen Company, Inc.

Warsaw, Indiana

We have audited the accompanying consolidated balance sheets of Da-Lite Screen Company, Inc. and subsidiaries (the “Company”) as of December 26, 2008 and December 28, 2007, and the related consolidated statements of operations, shareholders’ deficit and comprehensive income, and cash flows for each of the three years in the period ended December 26, 2008. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the financial statements based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Da-Lite Screen Company, Inc. and subsidiaries as of December 26, 2008 and December 28, 2007, and the results of their operations and their cash flows for each of the three years in the period ended December 26, 2008, in conformity with accounting principles generally accepted in the United States of America.

/s/ DELOITTE & TOUCHE LLP

Indianapolis, IN
February 24, 2009

Item 8.	Financial Statements and Supplementary Data.

DA-LITE SCREEN COMPANY, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(Dollars in thousands, except par value amount)

	As of December 26, 2008	As of December 28, 2007
Assets
Current assets:
Cash and cash equivalents	$1,633	$5,704
Short-term investments	—	2,550

Total cash and short-term investments	1,633	8,254
Accounts receivable, less allowance for doubtful accounts of $539 and $369 in 2008 and 2007, respectively	16,033	17,492
Inventories	14,442	14,999
Prepaid expenses and other	2,614	1,921
Prepaid income taxes	623	208

Total current assets	35,345	42,874

Property, plant and equipment:
Land and land improvements	2,839	2,939
Buildings and building improvements	18,362	18,707
Machinery and equipment	29,772	28,965
Furniture and fixtures	8,727	9,058
Construction in-process	460	264

	60,160	59,933
Less accumulated depreciation	42,531	40,618

Net property, plant and equipment	17,629	19,315

Goodwill	26,353	27,129
Other assets, net	1,620	2,583

	$80,947	$91,901

Liabilities and Shareholders’ Deficit
Current liabilities:
Accounts payable	$4,029	$4,766

Accrued expenses:
Interest	1,295	1,464
Vacation	1,230	1,172
Other	3,686	4,203

Total accrued expenses	6,211	6,839

Total current liabilities	10,240	11,605
Long-term debt	119,730	128,980

Total liabilities	129,970	140,585

Minority interest	19	801

Commitments and contingencies (note 9)

Shareholders’ deficit:
Common stock, $1 par value. Authorized 1,000,000 shares; 10,686 shares issued and 5,389.62 and 5,426.82 shares outstanding at December 26, 2008 and December 28, 2007, respectively	11	11
Additional paid-in capital	1,710	1,615
Retained deficit	(29,052)	(31,827)
Accumulated other comprehensive income	3,741	4,980
Less treasury stock, 5,296.38 and 5,259.38 shares at cost at December 26, 2008 and December 28, 2007, respectively	(25,452)	(24,264)

Total shareholders’ deficit	(49,042)	(49,485)

	$80,947	$91,901

See accompanying notes to consolidated financial statements.

DA-LITE SCREEN COMPANY, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(Dollars in thousands)

	Year ended December 26, 2008	Year ended December 28, 2007	Year ended December 29, 2006
Net sales	$166,239	$170,164	$169,827
Cost of sales	104,517	106,068	103,508

Gross profit	61,722	64,096	66,319
Selling, general and administrative expenses	21,661	20,531	18,682
Goodwill impairment	440	—	—

Operating income	39,621	43,565	47,637

Other expense (income):
Interest, net	12,547	13,006	13,726
Miscellaneous, net	(358)	1,582	563

Total other expense	12,189	14,588	14,289

Income before income taxes and minority interest	27,432	28,977	33,348
Income taxes	947	1,015	1,562
Minority interest	33	123	152

Net income	$26,452	$27,839	$31,634

See accompanying notes to consolidated financial statements.

DA-LITE SCREEN COMPANY, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ DEFICIT AND

COMPREHENSIVE INCOME

(Dollars in thousands, except per share amounts)

	Common Stock	Additional paid-in capital	Retained (deficit) earnings	Accumulated other comprehensive (loss) income	Treasury stock	Total
Balance at December 30, 2005	$11	$574	$(40,036)	$439	$(23,626)	$(62,638)

Comprehensive income:
Net income	—	—	31,634	—	—	31,634
Other comprehensive income:
Foreign currency translation adjustments	—	—	—	2,311	—	2,311

Total comprehensive income						33,945

Repurchase of common stock (16.5 shares)	—	—	—	—	(533)	(533)
Exercise of common stock options (9.0 shares)	—	44	—	—	40	84
Distributions to shareholders ($4,817.26 per share)	—	—	(26,077)	—	—	(26,077)

Balance at December 29, 2006	11	618	(34,479)	2,750	(24,119)	(55,219)

Comprehensive income:
Net income	—	—	27,839	—	—	27,839
Other comprehensive income:
Foreign currency translation adjustments	—	—	—	2,230	—	2,230

Total comprehensive income						30,069

Repurchase of common stock (16.5 shares)	—	—	—	—	(503)	(503)
Exercise of common stock options (79.0 shares)	—	997	—	—	358	1,355
Distributions to shareholders ($4,650.52 per share)	—	—	(25,187)	—	—	(25,187)

Balance at December 28, 2007	11	1,615	(31,827)	4,980	(24,264)	(49,485)

Comprehensive income:
Net income	—	—	26,452	—	—	26,452
Other comprehensive income:
Foreign currency translation adjustments	—	—	—	(1,239)	—	(1,239)

Total comprehensive income						25,213

Repurchase of common stock (45.0 shares)	—	—	—	—	(1,225)	(1,225)
Exercise of common stock options (8.0 shares)	—	95	—	—	37	132
Distributions to shareholders ($4,373.44 per share)	—	—	(23,677)	—	—	(23,677)

Balance at December 26, 2008	$11	$1,710	$(29,052)	$3,741	$(25,452)	$(49,042)

See accompanying notes to consolidated financial statements.

DA-LITE SCREEN COMPANY, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Dollars in thousands)

	Year ended December 26, 2008	Year ended December 28, 2007	Year ended December 29, 2006
Cash flows from operating activities:
Net income	$26,452	$27,839	$31,634
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	3,176	3,420	3,918
Amortization and write-off of debt issuance costs	965	762	870
Goodwill impairment	440	—	—
(Gain) loss on disposal of assets	(43)	40	(475)
Minority interest earnings	33	123	152
Change in:
Accounts receivable	1,296	(479)	463
Inventories	352	(1,002)	(1,080)
Prepaid expenses and other	(715)	(1,223)	(195)
Accounts payable	(591)	126	(418)
Accrued expenses	(940)	(439)	791
Other	(3)	16	(1)

Net cash provided by operating activities	30,422	29,183	35,659

Cash flows from investing activities:
Proceeds from sale of assets	41	74	1,339
Payments for purchase of minority shares	(956)	(434)	–
Purchase of property, plant and equipment	(1,896)	(1,755)	(2,236)
Purchases of short-term investments	(5,000)	(5,100)	(9,135)
Maturities of short-term investments	7,550	7,134	10,090

Net cash provided by (used in) investing activities	(261)	(81)	58

Cash flows from financing activities:
Payments to retire senior notes	(9,250)	(11,220)	(4,000)
Distributions to shareholders	(23,677)	(25,187)	(26,077)
Payments for repurchase of common stock	(1,225)	(503)	(533)
Proceeds from exercise of common stock options	132	1,355	84

Net cash used in financing activities	(34,020)	(35,555)	(30,526)

Effect of foreign currency exchange rate changes	(212)	(166)	124

Net change in cash and cash equivalents	(4,071)	(6,619)	5,315
Cash and cash equivalents at beginning of year	5,704	12,323	7,008

Cash and cash equivalents at end of year	$1,633	$5,704	$12,323

Supplemental disclosures of cash flow information:
Income taxes paid during the year	$1,362	$1,087	$1,519

Interest paid during the year	$12,716	$13,198	$13,824

See accompanying notes to consolidated financial statements.

DA-LITE SCREEN COMPANY, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years ended December 26, 2008, December 28, 2007 and December 29, 2006

(1) Summary of Significant Accounting Policies

(a) Organization

Da-Lite Screen Company, Inc. and subsidiaries (the “Company”) primarily manufactures projection screens and other meeting room equipment that are sold throughout the United States and a number of foreign countries. The Company’s principal operations are located in the United States and Europe.

Approximately 85%, 84% and 84% of the Company’s total net sales in 2008, 2007 and 2006, respectively, were from front projection screen sales. The Company’s ten largest customers accounted for approximately 14%, 13% and 11% of total net sales in 2008, 2007 and 2006, respectively. No customer accounted for more than 3% of the Company’s total net sales in each of 2008, 2007 and 2006.

(b) Principles of Consolidation

The accompanying consolidated financial statements include the accounts of Da-Lite Screen Company, Inc. (Da-Lite), Da-Lite International, Inc., a domestic international sales corporation, and Projecta B.V. (Projecta), a Netherlands limited liability company, which was 99.9% owned by Da-Lite at the end of 2008 (with the remaining 0.1% owned by Projecta employees) and Projecta’s wholly-owned subsidiary Procolor S.A.S. (Procolor), a French corporation. At the end of 2007 Projecta was 97.3% owned by Da-Lite (with the remaining 2.7% owned by Projecta employees). At the end of 2006, Projecta was 96.0% owned by Da-Lite (with the remaining 4.0% owned by Projecta employees). Procolor is a wholly-owned subsidiary of Projecta. All intercompany accounts and transactions have been eliminated.

The Company operates on a 52/53-week year. The Company’s fiscal year ends on the last Friday of December. The fiscal years ended December 26, 2008, December 28, 2007 and December 29, 2006 were 52-week years.

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

(d) Revenue Recognition

The Company recognizes revenue when it has received an order from a customer, product has been shipped FOB shipping point, the sales price is fixed or determinable and the collectibility of sales price is reasonably assured. All amounts billed to customers in a sales transaction related to shipping and handling are recorded as revenue, and costs incurred by the Company for shipping and handling are recorded as cost of sales.

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

(f) Accounts Receivable

The financial status of customers are routinely checked and monitored by the Company when granting credit. The Company provides an allowance for doubtful accounts based upon historical experience and management’s analysis of past due accounts. At December 26, 2008 and December 28, 2007, no customer accounted for more than 6% of accounts receivable.

(g) Inventories

The Company accounts for its inventory at the lower of cost or market using the first-in, first-out (FIFO) method. Inventory is comprised of the following at (in thousands):

	December 26, 2008	December 28, 2007
Raw materials	$9,195	$9,468
Work in progress	2,092	2,342
Finished goods	3,155	3,189

	$14,442	$14,999

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

(i) Impairment of Long-lived Assets

The Company evaluates the carrying amount of long-lived assets held and used when events and circumstances warrant such a review, in accordance with Statements of Financial Accounting Standards (SFAS) No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets. If the carrying amount of long-lived assets held and used exceeds the expected future undiscounted cash flows, a loss is recognized based on the amount by which the carrying value exceeds the fair market value of the assets. During the years ended December 26, 2008 and December 28, 2007, no such impairment was recognized.

(j) Goodwill

SFAS No. 142, Goodwill and Other Intangible Assets, requires that goodwill be tested at least annually for impairment or when events or changes in circumstances occur by determining whether the carrying amount of goodwill exceeds its implied fair value based on both a market value and income approach. The Company tests its goodwill for impaired assets on the last day of its fiscal year. Goodwill represents the excess of purchase price over fair value of identifiable net assets acquired. Management determined the goodwill related to Projecta’s wholly-owned subsidiary Procolor S.A.S. was impaired and the remaining amount of $440,000 was written-off in the fourth quarter of 2008. It was determined that the fair value of the subsidiary was no greater than the net asset value based upon a current and projected discounted cash flow analysis and an internal evaluation of the marketability of the net assets. Management has determined that goodwill was not impaired as of the fiscal years ended 2007 and 2006. The remaining change in the goodwill balance between years is a result of foreign currency translation.

(k) Other Assets, Net

Other assets, net includes deferred financing costs of $4.5 million and $4.9 million less accumulated amortization of $2.9 million and $2.3 million at December 26, 2008 and December 28, 2007, respectively. The Company amortizes the deferred financing costs over the life of the long-term debt. In conjunction with the retirement of long-term debt, the Company writes-off the related deferred financing costs. Amortization and write-offs of the deferred financing costs are recognized as a component of interest expense.

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

(m) Product Warranties

At the time a sale is recognized, the Company estimates future warranty costs based on historical warranty claims. The Company has recorded a warranty reserve of $238,000 at December 26, 2008 and $175,000 at December 28, 2007 for estimated future warranty costs based upon past trends of actual warranty claims.

(n) Disclosures About Fair Value of Financial Instruments

Financial instruments are described as cash or contractual obligations or rights to pay or receive cash. The fair value of certain financial instruments approximates the carrying value because of the short-term maturity of these instruments. The estimated fair value of long-term debt is approximately $105 million and $137 million based upon the quoted market value at December 26, 2008 and December 28, 2007, respectively.

(o) Derivative Instruments

The Company uses derivative financial instruments selectively to offset exposure to market risks arising from changes in foreign exchange rates and interest rates. Derivative financial instruments used by the Company include forward foreign exchange contracts.

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

The Company periodically uses forward foreign currency exchange contracts to hedge purchase orders. Gains or losses are recorded through operations and were not material in 2008, 2007 or 2006. There were open forward exchange contracts with notional amounts of $1.3 million and $0.7 million at December 26, 2008 and December 28, 2007, respectively. The fair value of open forward exchange contracts was not material.

(p) Stock Option Plan

The Company had previously applied the intrinsic value based method of accounting prescribed by Accounting Principles Board (APB) Opinion No. 25, Accounting for Stock Issued to Employees (APB 25), and had adopted the disclosure only provisions of SFAS No. 123, Accounting for Stock-Based Compensation (SFAS 123). In December 2004, SFAS No. 123(R), Share-Based Payment (SFAS 123R), a replacement of SFAS 123, and a rescission of APB 25 was issued. This statement requires compensation costs related to share-based payment transactions to be recognized in the financial statements. The Company implemented SFAS 123R on December 31, 2005 using the prospective method of adoption. For stock options granted prior to adoption, the Company continues to apply APB 25. Beginning on December 31, 2005, the amount of compensation cost is measured based upon the grant date fair value. The fair value of the option grants is estimated on the date using the Black-Scholes option pricing model with assumptions on dividend yield, risk-free interest rate, expected forfeiture rate, expected volatilities, and expected lives of the options.

The Company has a nonqualified stock option plan under which options are granted to certain employees. The plan authorizes grants of options to purchase 737 shares, all of which have been granted.

(q) Income Taxes

The Company is taxed under the provisions of the Internal Revenue Code regulating small business corporations (Subchapter S). Under the provisions of Subchapter S, tax liabilities and benefits flow through to the shareholders of Da-Lite. Therefore, no provision or liability is recorded in the consolidated financial statements for U.S. taxable income of the Company. The Company pays foreign income taxes on the earnings of Projecta and Procolor. Foreign income taxes are recorded in the consolidated financial statements. See note 3 for further information.

The Company files income tax returns in various state and foreign jurisdictions. State jurisdictions that remain subject to examination range from 2005 to 2007. Netherlands tax returns that remain subject to examination range from 2002 to 2007. The Company does not believe there will be any material changes in the unrecognized tax positions over the next 12 months.

The Company’s policy is to recognize interest and penalties accrued on any unrecognized tax benefits as a component of income tax expense. As of the date of adoption of Financial Accounting Standards Board (FSAB) Interpretation No. 48, Accounting for Uncertainty in Income Taxes – an interpretation of FASB Statement No. 109 (FIN 48), the Company had no accrued interest or penalties, and no such expenses were recognized during the year.

(r) Research and Development

Research and development costs are expensed as incurred. Such costs are classified as part of cost of sales and were $463,000, $300,000 and $100,000 for the years ended December 26, 2008, December 28, 2007 and December 29, 2006, respectively.

(s) Recent Accounting Pronouncements

In March 2008, the FASB issued SFAS 161, Disclosures about Derivative Instruments and Hedging Activities, an amendment of SFAS 133 (SFAS 161). SFAS 161 applies to all derivative instruments and non-derivative instruments that are designated and qualify as hedging instruments pursuant to paragraphs 37 and 42 of SFAS 133 and related hedged items accounted for under SFAS 133. SFAS 161 requires entities to provide greater transparency through additional disclosures about how and why an entity uses derivative instruments, how derivative instruments and related hedged items are accounted for under SFAS 133 and its related interpretations, and how derivative instruments and related hedged items affect an entity’s financial position, results of operations, and cash flows. SFAS 161 is effective as of the beginning of an entity’s first fiscal year that begins after November 15, 2008. The Company adopted SFAS 161 on December 27, 2008. The Company does not expect the adoption of SFAS 161 to have a material impact on its financial position, results of operations, or cash flows.

In May 2008, the FASB issued SFAS 162, The Hierarchy of Generally Accepted Accounting Principles (SFAS 162). SFAS 162 provides a framework for selecting accounting principles to be used in preparing financial statements that are presented in conformity with U.S. generally accepted accounting principles (GAAP) for nongovernmental entities. SFAS 162 will be effective 60 days following the Securities and Exchange Commission’s approval of the Public Company Accounting Oversight Board (PCAOB) amendments to AU Section 411. The Company adopted SFAS 162 on November 15, 2008, which had no impact on its financial position, results of operations, or cash flow.

In February 2007, the Financial Accounting Standards Board (FASB) issued SFAS 159, The Fair Value Option for Financial Assets and Financial Liabilities. This Statement permits entities to choose to measure many financial instruments and certain other items at fair value, with the objective of mitigating volatility in reported earnings caused by measuring related assets and liabilities differently (without being required to apply complex hedge accounting provisions). The Company adopted this standard on December 27, 2008, and its adoption did not have a material impact on our results of operations, financial position or cash flows.

In December 2007, the FASB issued SFAS 160, Noncontrolling Interests in Consolidated Financial Statements, an Amendment of ARB 51 (SFAS 160). SFAS 160 requires that noncontrolling interests be reported as a separate component of equity, that net income attributable to the parent and to the noncontrolling interest be separately identified in the consolidated statements of income, that changes in a parent’s ownership interest be accounted for as equity transactions, and that, when a subsidiary is deconsolidated, any retained noncontrolling equity investment in the former subsidiary and the gain or loss on the deconsolidation of the subsidiary be measured at fair value. SFAS 160 will be applied prospectively, except for presentation and disclosure requirements which will be applied retrospectively, as of the beginning of the Company’s fiscal year 2010. The Company does not expect SFAS 160 to have a material impact on the Company’s financial position, results of operations, or cash flows.

In September 2006, the FASB issued SFAS 157, Fair Value Measurement (SFAS 157). SFAS 157 addresses standardizing the measurement of fair value for companies who are required to use a fair value measure for recognition or disclosure purposes. The FASB defines fair value as “the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measure date.” On February 12, 2008, the FASB issued Staff Position 157-2 (FSP 157-2) which delays the effective date of SFAS 157 for all nonfinancial assets and nonfinancial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis. Therefore for financial assets and liabilities the statement is effective for fiscal years beginning after November 15, 2007 and for interim periods within those fiscal years. The Company was required to adopt SFAS 157 (excluding nonfinancial assets and liabilities) beginning on December 29, 2007, which did not have a material impact on the Company’s financial position, results of operations or cash flows.

(2) Notes Payable, Revolving Credit Agreement, and Long-term Debt

Long-term debt at December 26, 2008 and December 28, 2007 consisted only of Senior Notes due in 2011.

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

In the Indenture related to the 9 1/2% Senior Notes due 2011, the Company agreed to covenants that limit it and its restricted subsidiaries’ (i.e., Projecta B.V., Procolor S.A.S.) ability, among other things, to: (a) incur additional debt and issue preferred stock, (b) pay dividends, acquire shares of capital stock, make payments on subordinated debt or make investments, (c) place limitations on distributions from restricted subsidiaries, (d) issue or sell capital stock of restricted subsidiaries, (e) issue guarantees, (f) sell or exchange assets, (g) enter into transactions with stockholders and affiliates, (h) create liens and (i) effect mergers. In addition, if a change of control occurs, each holder of Notes will have the right to require the Company to repurchase all or part of the holder’s Notes at a price equal to 101% of their principal amount, plus any accrued interest to the date of purchase. The Company was in compliance with all covenants at December 26, 2008 and December 28, 2007.

On March 24, 2008, the Company entered into a new two-year agreement for an unsecured revolving credit facility, with maximum possible borrowings equal to $15.0 million, with Lake City Bank (the “Bank”). The terms of the new two-year unsecured revolving credit facility are substantially similar to a pre-existing credit agreement with the Bank that allowed for maximum borrowings of $10.0 million and which was due to expire in May 2008. Interest on any outstanding borrowings related to the new line of credit is calculated at the prime rate, which was 3.25% on December 26, 2008. At December 26, 2008 and December 28, 2007, the Company had no outstanding balances under these lines of credit.

The Company’s Dutch subsidiary, Projecta, has an overdraft line of credit with maximum possible borrowings equal to 1.5 million Euros. Interest on outstanding borrowings related to this line of credit is calculated at the Fortis basic rate plus 1.50%, the sum of which was 7.90% on December 26, 2008. At December 26, 2008 and December 28, 2007, Projecta had no outstanding balances under this line of credit.

The Company has provided an insurance carrier with a standby letter of credit for $0.5 million for self-insured amounts under its insurance program.

(3) Income Taxes

The Company is taxed as a S-Corporation in the U.S. and therefore does not provide for U.S. federal and state income taxes. Foreign income taxes for the years ended December 26, 2008, December 28, 2007 and December 29, 2006 consisted of the following (in thousands):

	December 26, 2008	December 28, 2007	December 29, 2006
Projecta current foreign taxes	$1,063	$1,150	$1,528
Procolor current foreign taxes	(116)	(135)	34

Total	$947	$1,015	$1,562

A reconciliation of the U.S. statutory tax rate and effective income tax rate based on the Company’s income before income taxes is as follows:

	Years Ended
	December 26, 2008	December 28, 2007	December 29, 2006
U.S. statutory tax rate	35.0%	35.0%	35.0%
S corporation income not subject to federal and state income tax	-30.7%	-30.2%	-29.5%
Taxes on foreign locations’ income at rates which differ from the U.S. rate	-0.6%	-1.3%	-0.8%

Effective income tax rate	3.7%	3.5%	4.7%

(4) Profit Sharing and Retirement Plans

Da-Lite has a 401(k) retirement plan covering all full-time Da-Lite employees meeting certain service requirements. Under the terms of the plan, employees can contribute up to 16% of maximum compensation as prescribed by law to the plan and Da-Lite may match 50% of the first 6% contributed by the employees. Effective October 1, 2006, Da-Lite resumed matching 50% of employee contributions up to 6% of salary. Da-Lite again temporarily suspended the match effective February 1, 2008 and resumed the match effective July 1, 2008. Da-Lite recorded approximately $205,000, $326,000 and $51,000 in matching contributions for the years ended December 26, 2008, December 28, 2007, and December 29, 2006, respectively. Also, under the terms of the plan, Da-Lite may make discretionary profit sharing contributions. The discretionary contributions are determined by management. Da-Lite did not accrue any discretionary contributions to the plan for the years ended December 26, 2008, December 28, 2007, and December 29, 2006, respectively. Projecta is a participant in a multi-employer benefit plan covering substantially all Projecta employees. For the years ended December 26, 2008, December 28, 2007 and December 29, 2006, Projecta made contributions of approximately $541,000, $464,000 and $382,000, respectively.

(5) Stock Options

The Company has a nonqualified stock option plan under which options are granted to certain employees. Options under the plan generally vest one-fifth each year from the anniversary date. During 2004, the Company also granted options to certain employees that were immediately 100% vested. The options expire after ten years from the date of grant. Fair value calculations are based on highly subjective assumptions. The Company used the Black-Scholes option pricing model using the minimum value method. The Company did not grant awards during 2008, 2007 and 2006.

The stock option activity and weighted average exercise prices follow:

	Number of Shares Under Option	Weighted Average Exercise Price	Options Exercisable	Weighted Average Exercise Price
Outstanding, December 28, 2007	63	$17,013	63	$17,013
Granted	—	—
Exercised	(8)	(16,560)
Forfeited	—	—

Outstanding, December 26, 2008	55	$17,079	55	$17,079

Vested or expected to be vested	55	$17,079

The aggregate intrinsic value of options exercised was $0.1 million in 2008, $1.0 million in 2007 and $0.2 million in 2006. The aggregate intrinsic value of options outstanding, options exercisable, and options vested or expected to vest as of December 26, 2008 was $0.5 million, $0.5 million and $0.5 million, respectively. The weighted average contractual term of options outstanding, options exercisable and options vested and expected to vest as of December 26, 2008 was 5.4 years. Cash received from exercise of stock options was $0.1 million in 2008, $1.4 million in 2007 and $0.1 million in 2006. The Company does not have a policy for issuing shares or using treasury shares when stock options are exercised.

(6) Goodwill

The changes in the carrying amount of goodwill for the year ended December 26, 2008, is as follows (in thousands):

	United States	Europe	Total
Balance as of December 28, 2007	$20,440	$6,689	$27,129
Foreign currency translation	—	(336)	(336)
Impairment	—	(440)	(440)

Balance as of December 26, 2008	$20,440	$5,913	$26,353

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

The following table presents financial information by segment: (in thousands)

For the years ended:	December 26, 2008	December 28, 2007	December 29, 2006
Net sales:
United States	$136,869	$141,779	$141,628
Europe	29,370	28,385	28,199

Total net sales	$166,239	$170,164	$169,827

Operating income:
United States	$36,244	$39,095	$42,751
Europe	3,377	4,470	4,886

Total operating income	$39,621	$43,565	$47,637

Income before income taxes and minority interest:
United States	$24,020	$24,869	$27,965
Europe	3,412	4,108	5,383

Total income before income taxes and minority interest	$27,432	$28,917	$33,348

Net income:
United States	$24,020	$24,869	$27,965
Europe	2,432	2,970	3,669

Total net income	$26,452	$27,839	$31,634

Purchase of property, plant and equipment
United States	$1,280	$1,580	$2,050
Europe	616	175	186

Total purchases of property, plant and equipment	$1,896	$1,755	$2,236

Depreciation
United States	$2,208	$2,434	$2,918
Europe	968	986	1,000

Total depreciation	$3,176	$3,420	$3,918

As of:	December 26, 2008	December 28, 2007
Total assets:
United States	$57,088	$66,406
Europe	23,859	25,495

Total assets	$80,947	$91,901

Goodwill:
United States	$20,440	$20,440
Europe	5,913	6,689

Total goodwill	$26,353	$27,129

(8) Accumulated Other Comprehensive Income (Loss)

The only component of accumulated other comprehensive income as of December 26, 2008 and December 28, 2007 was for cumulative foreign exchange translation adjustments.

(9) Commitments and Contingencies

The Company is involved in certain legal proceedings and claims that have arisen in the ordinary course of business and which have not been fully adjudicated. In the opinion of management, the Company does not have a potential liability related to any of these other current legal proceedings and claims that should individually or in the aggregate have a material adverse effect on its financial condition, liquidity or results of operations.

However, the results of legal proceedings cannot be predicted with certainty. Should the Company fail to prevail in legal matters, it is possible that its results of operations or financial condition could be materially adversely affected.

(10) Valuation and Qualifying Accounts

Description	Balance at beginning of year	Charges to Costs and expenses	Deductions	Balance at end of year
	(in thousands)
Allowance for doubtful accounts:
Year ended December 26, 2008	$369	$509	$(339)	$539
Year ended December 28, 2007	533	757	(921)	369
Year ended December 29, 2006	453	853	(773)	533

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A.	Controls and Procedures.

(a)	Evaluation of Disclosure Controls and Procedures. Based on the evaluation required by Rule 15d-15(e) under the Securities Exchange Act of 1934, the principal executive officer and principal financial officer of the Da-Lite have concluded that the Company’s disclosure controls and procedures (as defined in Rule 15d-15(e)) as of the end of the period covered by this report were effective to ensure that the information required to be disclosed by the Company in reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time period specified in SEC rules and forms. The disclosure controls and procedures are designed to only provide reasonable assurance of achieving the desired control objectives.

(b)	Report of Management on Internal Control Over Financial Reporting. The management of the Company, including the Company’s principal executive officer and principal financial officer, is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f)).

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

(c)	Changes in Internal Control Over Financial Reporting. There were no changes in the Company’s internal control over financial reporting that occurred during the last fiscal quarter that has materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Item 9B.	Other Information.

None.

PART III

Item 10.	Directors and Executive Officers of the Registrant.

The following table sets forth information regarding Da-Lite’s executive officers and directors as of December 26, 2008.

Name	Age	Position
Richard E. Lundin	57	Chairman, President and Chief Executive Officer
Judith D. Loughran	61	Executive Vice President
Jerry C. Young	61	Vice President—Finance and Chief Financial Officer
James M. Hoak	65	Lead Director
James S. Cownie	64	Director
Wayne Kern	76	Director
David J. Lundquist	66	Director
David N. Walthall	63	Director

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

Jerry C. Young. Mr. Young has been the Company’s Vice President—Finance and Chief Financial Officer since 1999. Mr. Young’s background includes working for Price Waterhouse, Clark Equipment, Zimmer Inc. (a manufacturer of orthopedic implants which was a subsidiary of Bristol-Myers Squibb Company while Mr. Young was employed by them). While with Zimmer from 1979 to 1996, he was the International Controller, a Vice President Controller of the United States Sales Division and a Vice President of Projects involving the startup of operations in Puerto Rico and China.

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

The Board does not have a compensation committee or other committee performing equivalent functions. During 2008, Mr. Lundin was the only officer or employee who participated in the Board’s deliberations concerning executive officer compensation. During 2008, none of the executive officers served on the compensation committee or board of directors of any other company of which any other member of the Board was an executive officer.

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

Compensation Discussion and Analysis

This section provides information regarding the compensation program in place for Da-Lite’s executive officers for 2008. It includes information regarding the overall objectives of the compensation program and each element of compensation provided.

The Board believes that compensation for Da-Lite’s executive officers should reward superior performance that creates long-term investor value and encourage executives who deliver that performance to remain with the Company and to continue that level of performance. Compensation is reviewed and approved by the Board during regularly scheduled Board meetings.

During 2008, all of the compensation received by Da-Lite’s executive officers was in the form of cash compensation. This reflects the Board’s view that additional equity ownership of the Company was not needed to align the interests of our executive officers with shareholders due to the fact that each of the executive officers already holds substantial equity in the Company.

The elements of the Company’s executive compensation program are:

Salary

Base salary for each of the Company’s officers is specified in their respective employment agreements. On August 28, 2006, the employment agreements of Mr. Lundin, Ms. Loughran and Mr. Young were amended to increase each officer’s base salary effective as of October 1, 2006. Mr. Lundin’s base salary was increased from $350,000 to $450,000 per year; Ms. Loughran’s base salary was increased from $250,000 to $287,500 per year; and Mr. Young’s base salary was increased from $225,000 to $262,500 per year. These amendments to the employment agreements represented the first increase in base salary for these officers since their employment agreements were entered into on April 5, 2004. In determining to increase the salaries of these officers, the Board considered the strong performance of the Company during that time. Mr. Lundin, Ms. Loughran, and Mr. Young have agreed to take salary reductions of $50,000, $25,000 and $25,000 respectively, in 2009 as part of the Company’s overall efforts to control costs.

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

Options under the plan generally vest one-fifth each year from the anniversary date of grant and expire on the tenth anniversary of the date of grant. No options were granted in 2008.

Perquisites

The Board does not believe that perquisites should be a significant part of the compensation of the Company’s executive officers. In 2008, the only perquisite the Company provided to its executive officers was a car allowance.

Retirement Benefits

The Da-Lite Screen Company, Inc. 401(k) Retirement Plan (the “401(k) Plan”) covers all full-time employees who meet certain service requirements. Each of the executive officers participates in the 401(k) Plan. Under the terms of the 401(k) Plan, employees may contribute up to 16% of salary, subject to compensation and contribution limits prescribed by law, and the Company may match 50% of employee contributions (up to 6% of salary). All participants, including the U.S.-based executive officers, are eligible for the match. Under the terms of the 401(k) Plan, the Company may make discretionary profit sharing contributions as determined by management. The Company did not make any such discretionary profit sharing contribution in 2008. The Board offers the 401(k) Plan in order to attract and retain employees.

Report of the Board of Directors on Executive Compensation

The Board of Directors of Da-Lite Screen Company, Inc. oversees the Company’s compensation program. In fulfilling its oversight responsibilities, the Board reviewed and discussed with management the Compensation Discussion and Analysis set forth in this Annual Report on Form 10-K.

In reliance on the review and discussions referred to above, the Board determined to include the Compensation Discussion and Analysis in the Company’s Annual Report on Form 10-K for the fiscal year ended December 26, 2008.

Richard E. Lundin (Chairman)

James M. Hoak (Lead Director)

James S. Cownie

Wayne Kern

David J. Lundquist

David N. Walthall

2008 Summary Compensation Table

The following table provides information for the 2008 and 2007 fiscal years concerning the compensation of the Company’s executive officers.

Name and Principal Position	Year	Salary ($)	Bonus ($)	All Other Compensation ($)		Total ($)
Richard E. Lundin Chairman, President and Chief Executive Officer	2008	450,000	20,000	16,779	(1)	486,779
	2007	450,000	50,000	20,939	(1)	520,939

Judith D. Loughran Executive Vice President	2008	287,500	10,000	9,831	(2)	307,331
	2007	287,500	25,000	13,425	(2)	325,925

Jerry C. Young Vice President–Finance and Chief Financial Officer	2008	262,500	10,000	9,394	(3)	281,894
	2007	262,500	25,000	12,675	(3)	300,175

Peter A. de Kroon (5) Managing Director, Projecta, B.V. and Procolor SAS	2008	218,629	16,745	21,966	(4)	257,070
	2007	190,457	—	18,478	(4)	208,935

(1)	Consists of a car allowance of $4,800, director fees of $6,000 and matching contributions under the 401(k) plan of $5,979.
(2)	Consists of a car allowance of $4,800 and matching contributions under the 401(k) Plan of $5,031.
(3)	Consists of a car allowance of $4,800 and matching contributions under the 401(k) Plan of $4,594.
(4)	Consisted of a car allowance.
(5)	Mr. de Kroon was paid in Euros and his compensation was translated into U.S. Dollars at the average exchange rate during the year.

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

2008 Outstanding Equity Awards at Fiscal Year-End

The following table reflects the number of stock options held by our executive officers as of the end of fiscal year 2008.

Option Awards
Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Option Exercise Price ($)	Option Expiration Date
Richard E. Lundin	—	—	—	—
Judith D. Loughran	—	—	—	—
Jerry C. Young	50	—	17,245	May 17, 2014
Peter A. de Kroon	—	—	—	—

2008 Options Exercised and Stock Vested Table

The following table reflects the number of stock options exercised by our executive officers as of the end of fiscal year 2008.

Option Awards
Name	Number of Shares Acquired on Exercise (#)	Value Realized on Exercise ($)
Richard E. Lundin	5	54,942	(1)
Judith D. Loughran	—	—
Jerry C. Young	—	—
Peter A. de Kroon	—	—

(1)	The value realized on exercise represents the difference between the price of the underlying securities at exercise, as determined consistently with a formula set forth in the Company’s Shareholders Agreement, and the exercise price of the options.

Potential Payments Upon Termination or Change-in-Control

This section describes the compensation and benefits that would have been payable to our executive officers as of the end of fiscal year 2008 pursuant to their respective employment agreements had a change-in-control occurred or their employment been terminated as a result of the circumstances described below.

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

2008 Director Compensation Table

The table below summarizes the compensation paid by the Company to non-employee directors for the fiscal year ended December 26, 2008.

Name	Fees Earned or Paid in Cash ($)		Total ($)
James S. Cownie	6,000	(1)	6,000
James M. Hoak	14,000	(2)	14,000
Wayne Kern	8,500	(3)	8,500
David J. Lundquist	7,500	(3)	7,500
David N. Walthall	6,000	(1)	6,000

(1)	Represents cash compensation of $1,500 per quarter for board membership.
(2)	Represents cash compensation of $3,000 per quarter as lead director and $500 per meeting for audit committee membership.
(3)	Represents cash compensation of $1,500 per quarter for board membership and $500 per meeting for audit committee membership.

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

The following table sets forth certain information regarding the beneficial ownership of the Company’s common stock as of February 24, 2009 by: (1) each of the Company’s executive officers and directors individually and (2) all of the Company’s executive officers and directors as a group. The address for each of the Company’s beneficial owners is c/o Da-Lite Screen Company, Inc., 3100 North Detroit Street, P.O. Box 137, Warsaw, Indiana 46581-0137.

Name	Shares		Percentage (1)
James S. Cownie	1,278.51	(2)	23.72%
James M. Hoak	1,750.69	(3)	32.48%
Wayne Kern	245.99	(4)	4.56%
David J. Lundquist	389.15	(5)	7.22%
David N. Walthall	307.62		5.71%
Richard E. Lundin	345.00		6.40%
Judith D. Loughran	167.00		3.10%
Jerry C. Young	75.00	(6)	1.38%

All directors and executive officers as a group (9 people)	4,558.96		83.73%

(1)	Calculated based on 5,389.62 shares outstanding and excluding all options except as to each individual under options as described in notes (6) below, as the case may be.
(2)	Consists of (a) 1,041.51 shares held in a revocable trust for the benefit of Mr. Cownie for which he serves as trustee and (b) 237.00 shares held in a trust for the benefit of Mr. Cownie and his children for which he serves as trustee.
(3)	Consists of (a) 250.69 shares held in Mr. Hoak’s name, (b) 1,410.00 shares held by Mr. Hoak’s wife, Nancy J. Hoak and (c) 90 shares held in a trust for the benefit of Mr. Hoak’s wife and his children for which he serves as trustee.
(4)	Consists of (a) 146.51 shares held in a trust for the benefit of Mr. Kern and his children and (b) 99.48 shares held in a trust for the benefit of Mr. Kern’s wife, Donna Kern, and his children
(5)	Represents 389.15 shares held in a revocable trust for the benefit of Mr. Lundquist for which he serves as trustee.
(6)	Includes options to purchase 50.00 shares.

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

Equity Compensation Plan Information

The following table summarizes the number of shares of the Company’s common stock that may be issued under its equity compensation plans as of December 26, 2008.

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Equity compensation plans approved by security holders	—	—	—
Equity compensation plans not approved by security holders	55.0	$17,079	—

Total	55.0	$17,079	—

Item 13.	Certain Relationships and Related Transactions.

None.

Item 14.	Principal Accountant Fees and Services.

The following table sets forth the aggregate fees for services related to the years ended December 26, 2008 and December 28, 2007 provided by Deloitte & Touche LLP, the Company’s principal accountants for such years.

	December 26, 2008	December 28, 2007
Audit fees (a)	$286,611	$265,000
Audit related fees (b)	21,000	23,000
Tax fees (c)	58,000	90,000

(a)	Audit fees represent fees billed for professional services rendered for the audit of the Company’s annual financial statements and review of quarterly financial statements and audit services provided in connection with other statutory or regulatory filings.
(b)	Audit Related fees represent fees billed for assurance services related to the audit of Da-Lite’s employee benefit plans.
(c)	Tax fees represent fees billed for services principally consisting of tax advisory and preparation services.

During fiscal 2005, the Company reviewed its existing practices regarding the use of Independent Registered Public Accounting Firms to provide non-audit and consulting services to ensure compliance with recent SEC proposals. Da-Lite’s audit committee adopted a policy which provides that the Company’s Independent Registered Public Accounting Firm may provide certain non-audit services which do not impair the auditors’ independence. In that regard, Da-Lite’s audit committee must pre-approve all audit services provided to the Company as well as non-audit services provided to the Company by its Independent Registered Public Accounting Firm. This policy is administered by Da-Lite’s senior corporate financial management which reports throughout the year to the Company’s audit committee. Da-Lite’s audit committee pre-approved all audit and non-audit services provided by Deloitte & Touche LLP in 2008 and 2007.

PART IV

Item 15.	Exhibits and Financial Statement Schedules

The following documents are filed as a part of this report:

(a)(1)	Financial Statements:

Report of Independent Registered Public Accounting Firm

Consolidated Balance Sheets as of December 26, 2008 and December 28, 2007

Consolidated Statements of Operations for the Years Ended December 26, 2008, December 28, 2007 and December 29, 2006

Consolidated Statements of Shareholders’ Deficit and Comprehensive Income for the Years Ended December 26, 2008, December 28, 2007 and December 29, 2006

Consolidated Statements of Cash Flows for the Years Ended December 26, 2008, December 28, 2007 and December 29, 2006

Notes to Consolidated Financial Statements

(a)(2)	Financial Statement Schedules:

All schedules are omitted since the required information is not present or is not present in amounts sufficient to require submission of the schedule or because the information required is included in the consolidated financial statements or notes thereto.

(a)(3)	Exhibits required by Item 601 of Regulation S-K:

Exhibit No.	Description
3.1	Amended and Restated Articles of Incorporation of Da-Lite Screen Company, Inc. (incorporated by reference to Exhibit 3.1 to the Registrant’s Registration Statement on Form S-4, File No. 333-116673).

3.2	Amended and Restated By-Laws of Da-Lite Screen Company, Inc. (incorporated by reference to Exhibit 3.2 to the Registrant’s Registration Statement on Form S-4, File No. 333-116673).

4.1	Indenture dated as of May 18, 2004 between Da-Lite Screen Company, Inc. and Wilmington Trust Company (incorporated by reference to Exhibit 4.1 to the Registrant’s Registration Statement on Form S-4, File No. 333-116673).

4.2	Form of Exchange Note (incorporated by reference to Exhibit 4.2 to the Registrant’s Registration Statement on Form S-4, File No. 333-116673).

10.1*	Amended and Restated Da-Lite Screen Company, Inc. 1999 Stock Option Plan (incorporated by reference to Exhibit 10.1 to the Registrant’s Registration Statement on Form S-4, File No. 333-116673).

10.2*	Employment Agreement dated as of April 5, 2004 between Da-Lite Screen Company, Inc. and Richard E. Lundin (incorporated by reference to Exhibit 10.2 to the Registrant’s Registration Statement on Form S-4, File No. 333-116673).

10.3*	Employment Agreement dated as of April 5, 2004 between Da-Lite Screen Company, Inc. and Judith D. Loughran (incorporated by reference to Exhibit 10.3 to the Registrant’s Registration Statement on Form S-4, File No. 333-116673).

10.4*	Employment Agreement dated as of April 5, 2004 between Da-Lite Screen Company, Inc. and Jerry C. Young (incorporated by reference to Exhibit 10.4 to the Registrant’s Registration Statement on Form S-4, File No. 333-116673).

10.5*	Employment Agreement Amendment dated as of August 28, 2006 between Da-Lite Screen Company, Inc. and Richard E. Lundin (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K dated September 1, 2006).

10.6*	Employment Agreement Amendment dated as of August 28, 2006 between Da-Lite Screen Company, Inc. and Judith D. Loughran (incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K dated September 1, 2006).

10.7*	Employment Agreement Amendment dated as of August 28, 2006 between Da-Lite Screen Company, Inc. and Jerry C. Young (incorporated by reference to Exhibit 10.3 to the Registrant’s Current Report on Form 8-K dated September 1, 2006).

10.8*	Employment Agreement dated as of September 23, 1996 between Projecta B.V. and Peter de Kroon (incorporated by reference to Exhibit 10.8 to the Registrant’s Annual Report on Form 10-K dated March 23, 2007).

10.9*	Employment Agreement Addendum dated as of January 1, 2004 between Projecta B.V. and Peter de Kroon (incorporated by reference to Exhibit 10.9 to the Registrant’s Annual Report on Form 10-K dated March 23, 2007).

10.10*	Employment Agreement Amendment dated as of April 23, 2007 between Projecta B.V. and Peter de Kroon (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K dated April 23, 2007).

10.11	Amended and Restated Shareholders Agreement dated as of July 15, 2004 among Da-Lite Screen Company, Inc. and the persons listed on the signature pages thereto (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K dated September 22, 2004).

10.12	Agreement with Lake City Bank (incorporated by reference to Exhibit 10.12 to the Registrant’s annual Report on Form 10-K dated March 25, 2008).

14	Code of ethics

16	Letter Regarding Change in Certifying Accountant (incorporated by reference to Exhibit 16.1 to the Registrant’s Current Report on Form 8-K dated July 11, 2006).

21	Subsidiaries of Da-Lite Screen Company, Inc.

31.1	Certification of CEO pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of CFO pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of CEO pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of CFO pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	Indicates management contract or compensatory plan or arrangement.

(b)	Exhibits: The Exhibits required by Item 601 of Regulation S-K are reflected above in Section (a)(3) of this Item.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DA-LITE SCREEN COMPANY, INC.
(Registrant)

By:	/s/ Jerry C. Young
Jerry C. Young
Vice President—Finance and Chief Financial Officer

Date: February 24, 2009

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Richard E. Lundin Richard E. Lundin	Chairman, President and Chief Executive Officer	February 24, 2009

/s/ Jerry C. Young Jerry C. Young	Vice President—Finance and Chief Financial Officer	February 24, 2009

/s/ James M. Hoak	Lead Director	February 24, 2009
James M. Hoak

/s/ James S. Cownie	Director	February 24, 2009
James S. Cownie

/s/ Wayne Kern	Director	February 24, 2009
Wayne Kern

/s/ David J. Lundquist	Director	February 24, 2009
David J. Lundquist

/s/ David N. Walthall	Director	February 24, 2009
David N. Walthall

EXHIBIT INDEX

The following documents are filed as a part of this report:

(a)(1)	Financial Statements:

Reports of Independent Registered Public Accounting Firms

Consolidated Balance Sheets as of December 26, 2008 and December 28, 2007

Consolidated Statements of Operations for the Years Ended December 26, 2008, December 28, 2007 and December 29, 2006

Consolidated Statements of Shareholders’ (Deficit) Equity and Comprehensive Income for the Years Ended December 26, 2008, December 28, 2007 and December 29, 2006

Consolidated Statements of Cash Flows for the Years Ended December 26, 2008, December 28, 2007 and December 29, 2006

Notes to Consolidated Financial Statements

(a)(2)	Financial Statement Schedules:

All schedules are omitted since the required information is not present or is not present in amounts sufficient to require submission of the schedule, or because the information required is included in the consolidated financial statements or notes thereto.

(a)(3)	Exhibits required by Item 601 of Regulation S-K:

Exhibit No.	Description

3.1	Amended and Restated Articles of Incorporation of Da-Lite Screen Company, Inc. (incorporated by reference to Exhibit 3.1 to the Registrant’s Registration Statement on Form S-4, File No. 333-116673).

3.2	Amended and Restated By-Laws of Da-Lite Screen Company, Inc. (incorporated by reference to Exhibit 3.2 to the Registrant’s Registration Statement on Form S-4, File No. 333-116673).

4.1	Indenture dated as of May 18, 2004 between Da-Lite Screen Company, Inc. and Wilmington Trust Company (incorporated by reference to Exhibit 4.1 to the Registrant’s Registration Statement on Form S-4, File No. 333-116673).

4.2	Form of Exchange Note (incorporated by reference to Exhibit 4.2 to the Registrant’s Registration Statement on Form S-4, File No. 333-116673).

10.1*	Amended and Restated Da-Lite Screen Company, Inc. 1999 Stock Option Plan (incorporated by reference to Exhibit 10.1 to the Registrant’s Registration Statement on Form S-4, File No. 333-116673).

10.2*	Employment Agreement dated as of April 5, 2004 between Da-Lite Screen Company, Inc. and Richard E. Lundin (incorporated by reference to Exhibit 10.2 to the Registrant’s Registration Statement on Form S-4, File No. 333-116673).

10.3*	Employment Agreement dated as of April 5, 2004 between Da-Lite Screen Company, Inc. and Judith D. Loughran (incorporated by reference to Exhibit 10.3 to the Registrant’s Registration Statement on Form S-4, File No. 333-116673).

10.4*	Employment Agreement dated as of April 5, 2004 between Da-Lite Screen Company, Inc. and Jerry C. Young (incorporated by reference to Exhibit 10.4 to the Registrant’s Registration Statement on Form S-4, File No. 333-116673).

10.5*	Employment Agreement Amendment dated as of August 28, 2006 between Da-Lite Screen Company, Inc. and Richard E. Lundin (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K dated September 1, 2006).

10.6*	Employment Agreement Amendment dated as of August 28, 2006 between Da-Lite Screen Company, Inc. and Judith D. Loughran (incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K dated September 1, 2006).

10.7*	Employment Agreement Amendment dated as of August 28, 2006 between Da-Lite Screen Company, Inc. and Jerry C. Young (incorporated by reference to Exhibit 10.3 to the Registrant’s Current Report on Form 8-K dated September 1, 2006).

10.8*	Employment Agreement dated as of September 23, 1996 between Projecta B.V. and Peter de Kroon (incorporated by reference to Exhibit 10.8 to the Registrant’s Annual Report on Form 10-K dated March 23, 2007).

10.9*	Employment Agreement Addendum dated as of January 1, 2004 between Projecta B.V. and Peter de Kroon (incorporated by reference to Exhibit 10.8 to the Registrant’s Annual Report on Form 10-K dated March 23, 2007).

10.10*	Employment Agreement Amendment dated as of April 23, 2007 between Projecta B.V. and Peter de Kroon (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K dated April 23, 2007).

10.11	Amended and Restated Shareholders Agreement dated as of July 15, 2004 among Da-Lite Screen Company, Inc. and the persons listed on the signature pages thereto (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K dated September 22, 2004).

10.12	Agreement with Lake City Bank (incorporated by reference to Exhibit 10.12 to the Registrant’s Annual Report on Form 10-K dated March 25, 2008).

14	Code of ethics

16	Letter Regarding Change in Certifying Accountant (incorporated by reference to Exhibit 16.1 to the Registrant’s Current Report on Form 8-K dated July 11, 2006).

21	Subsidiaries of Da-Lite Screen Company, Inc.

31.1	Certification of CEO pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of CFO pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of CEO pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of CFO pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	Indicates management contract or compensatory plan or arrangement.

(b)	Exhibits: The Exhibits required by Item 601 of Regulation S-K are reflected above in Section (a)(3) of this Item.

Registrant hereby agrees to furnish to the Securities and Exchange Commission a copy of any agreement under which any long term debt is issued or outstanding.