Form 10-Q
period 2009-04-03
DA-LITE SCREEN CO INC
filed 2009-05-05
CIK 881665

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 3, 2009

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒     No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☐    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definition of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act, or a smaller reporting company (Check one):

Large accelerated filer  ☐    Accelerated filer  ☐    Non-accelerated filer  ☒    Smaller reporting Company  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

As of May 5, 2009, there were 5,389.62 shares of the registrant’s common stock outstanding (all of which are privately owned and are not traded on any public market).

i

PART I

FINANCIAL INFORMATION

Item 1. Condensed Consolidated Financial Statements.

DA-LITE SCREEN COMPANY, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(Dollars in thousands, except par value amount)

	(Unaudited) As of April 3, 2009	As of December 26, 2008
Assets
Current Assets:
Cash and cash equivalents	$7,435	$1,633
Accounts receivable, less allowance for doubtful accounts	14,116	16,033
Inventories	12,084	14,442
Prepaid expenses and other	2,341	2,614
Prepaid income taxes	867	623

Total current assets	36,843	35,345

Property, plant and equipment	57,633	60,160
Less accumulated depreciation	40,656	42,531

Net property, plant, and equipment	16,977	17,629

Goodwill	26,125	26,353

Other assets, net	1,285	1,620

	$81,230	$80,947

Liabilities and Stockholders’ Deficit
Current liabilities:
Line of credit	$5,000	$—
Accounts payable	2,569	4,029
Accrued expenses
Interest	4,178	1,295
Other	4,107	4,935

Total accrued expenses	8,285	6,230

Total current liabilities	15,854	10,259
Long-term debt	114,730	119,730

Total liabilities	130,584	129,989

Commitments and contingencies (note 9)

Stockholders’ deficit:
Common stock, $1 par value. Authorized 1,000,000 shares; issued 10,686 shares	11	11
Additional paid-in capital	1,710	1,710
Accumulated deficit	(28,619)	(29,052)
Accumulated other comprehensive income	2,996	3,741
Less treasury stock, 5,296.38 shares at April 3, 2009 and December 26, 2008 at cost	(25,452)	(25,452)

Total stockholders’ deficit	(49,354)	(49,042)

	$81,230	$80,947

See accompanying notes to condensed consolidated financial statements.

DA-LITE SCREEN COMPANY, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Dollars in thousands, unaudited)

	14 Weeks Ended April 3, 2009	13 Weeks Ended March 28, 2008
Net sales	$33,684	$42,282
Cost of sales	22,041	25,583

Gross profit	11,643	16,699
Selling, general, and administrative expenses	4,895	5,897

Operating income	6,748	10,802

Other expense (income):
Interest	3,383	3,255
Miscellaneous, net	(715)	(151)

Total other expense	2,668	3,104

Income before income taxes	4,080	7,698
Income tax expense (benefit)	(44)	256

Net income	$4,124	$7,442

See accompanying notes to condensed consolidated financial statements.

DA-LITE SCREEN COMPANY, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Dollars in thousands, unaudited)

	14 weeks Ended April 3, 2009	13 weeks Ended March 28, 2008
Cash flows from operating activities:
Net income	$4,124	$7,442
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	735	810
Amortization and write-off of debt issuance costs	334	312
Change in:
Accounts receivable	1,850	(1,304)
Inventories	2,203	(1,141)
Prepaid expenses and other	256	(303)
Accounts payable	(1,387)	(422)
Accrued expenses	1,850	2,537
Other	—	23

Net cash provided by operating activities	9,965	7,954

Cash flows from investing activities:
Purchase of property, plant and equipment	(654)	(485)
Maturities of short-term investments	—	1,000

Net cash (used in) provided by investing activities	(654)	515

Cash flows from financing activities:
Proceeds from revolving credit facility	5,000	—
Payment to retire senior notes	(5,000)	(4,250)
Distributions to stockholders	(3,691)	(5,023)
Exercise of common stock options	—	15

Net cash used in financing activities	(3,691)	(9,258)

Effect of foreign currency exchange rate changes on cash and cash equivalents	182	275

Net change in cash and cash equivalents	5,802	(514)
Cash and cash equivalents at beginning of period	1,633	5,704

Cash and cash equivalents at end of period	$7,435	$5,190

See accompanying notes to condensed consolidated financial statements.

DA-LITE SCREEN COMPANY, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

1. Basis of Presentation

The financial data presented herein is unaudited and should be read in conjunction with the consolidated financial statements and accompanying notes included in the annual report on Form 10-K filed by Da-Lite Screen Company, Inc. (together with all of its subsidiaries, the “Company” or “Da-Lite”) for the fiscal year ended December 26, 2008. In the opinion of management, the accompanying unaudited condensed consolidated financial statements include all of the adjustments necessary for a fair presentation of the financial position, results of operations and cash flows for the interim periods presented. Results for interim periods should not be considered indicative of results for the full year.

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

The Company operates on a 52/53-week fiscal year ending on the last Friday of December. The first quarters of 2009 and 2008 were 14-week and 13-week periods, respectively. The Company’s 2009 and 2008 fiscal years will be 53-week and 52- week years, respectively.

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

Goodwill

Goodwill represents the excess of purchase price over the fair value of identifiable net assets acquired. The Company applies the provisions of the Financial Accounting Standards Board (FASB) Statement of Financial Accounting Standards (SFAS) No. 142 and management tests goodwill for impairment to determine whether its carrying value exceeds its implied fair value at least annually, or when events or changes in circumstances occur. Management calculates the implied fair value based on an income and market approach. These calculations include estimates of discount rates and market value multiples. The change in the goodwill balance from December 26, 2008 to April 3, 2009 is the result of foreign currency translation.

Recent Accounting Pronouncements

In March 2008, the FASB issued SFAS 161, Disclosures about Derivative Instruments and Hedging Activities, an amendment of SFAS 133 (SFAS 161). SFAS 161 applies to all derivative instruments and non-derivative instruments that are designated and qualify as hedging instruments pursuant to paragraphs 37 and 42 of SFAS 133 and related hedged items accounted for under SFAS 133. SFAS 161 requires entities to provide greater transparency through additional disclosures about how and why an entity uses derivative instruments, how derivative instruments and related hedged items are accounted for under SFAS 133 and its related interpretations, and how derivative instruments and related hedged items affect an entity's financial position, results of operations, and cash flows. SFAS 161 is effective as of the beginning of an entity's first fiscal year that begins after November 15, 2008. The Company adopted SFAS 161 on December 27, 2008. The adoption of SFAS 161 did not have a material impact on its financial position, results of operations, or cash flows.

In February 2008, the FASB issued Staff Position 157-2 (FSP 157-2) which delayed the effective date of SFAS 157 Fair Value Measures for all nonfinancial assets and nonfinancial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis. The Company adopted FSP 157-2 on December 27, 2008. The adoption of FSP 157-2 did not have a material impact on the Company’s financial position, results of operations or cash flows.

In December 2007, the FASB issued SFAS 160, Noncontrolling Interests in Consolidated Financial Statements, an Amendment of ARB 51 (SFAS 160). SFAS 160 requires that noncontrolling interests be reported as a separate component of equity, that net income attributable to the parent and to the noncontrolling interest be separately identified in the consolidated statements of income, that changes in a parent's ownership interest be accounted for as equity transactions, and that, when a subsidiary is deconsolidated, any retained noncontrolling equity investment in the former subsidiary and the gain or loss on the deconsolidation of the subsidiary be measured at fair value. The adoption of SFAS 160 did not have a material impact on the Company’s financial position, results of operations or cash flows.

3. Notes Payable, Revolving Credit Agreement and Long-term Debt

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

In the Indenture related to the 9 1/2% Senior Notes due 2011, the Company agreed to covenants that limit it and its restricted subsidiaries’ (i.e., Projecta B.V., Procolor S.A.S.) ability, among other things, to: (a) incur additional debt and issue preferred stock, (b) pay dividends, acquire shares of capital stock, make payments on subordinated debt or make investments, (c) place limitations on distributions from restricted subsidiaries, (d) issue or sell capital stock of restricted subsidiaries, (e) issue guarantees, (f) sell or exchange assets, (g) enter into transactions with stockholders and affiliates, (h) create liens and (i) effect mergers. In addition, if a change of control occurs, each holder of Notes will have the right to require the Company to repurchase all or part of the holder’s Notes at a price equal to 101% of their principal amount, plus any accrued interest to the date of purchase. The Company was in compliance with all covenants at April 3, 2009 and December 26, 2008.

On April 20, 2009, the Company entered into a new two-year arrangement for an unsecured revolving credit facility, with maximum possible borrowings equal to $19.5 million, with Lake City Bank (the “Bank”). The terms of the new two-year unsecured revolving credit facility are substantially similar to a pre-existing credit facility with the Bank that allowed for maximum borrowings of $15.0 million and which was due to expire on May 1, 2010. Interest on any outstanding borrowings related to the new line of credit is calculated at the prime rate, which was 3.25% on the signing date of the agreement, subject to an interest rate floor of 4.00%. As of this date $5.0 million of borrowings were outstanding under this facility.

The Company’s Dutch subsidiary, Projecta, has an overdraft line of credit with maximum possible borrowings equal to 1.5 million Euros. Interest on outstanding borrowings in Europe related to Projecta’s overdraft line of credit is calculated at the Fortis Basic Rate plus 1.50%, the sum of which was 7.10% on April 3, 2009. At April 3, 2009, and December 26, 2008, Projecta had no outstanding balances under this credit facility

The Company has provided an insurance carrier with a standby letter of credit for $0.5 million for self-insured amounts under its insurance program.

4. Stock Options

The Company has a nonqualified stock option plan under which options are granted to certain employees. Options under the plan generally vest one-fifth each year from the anniversary date. During 2004, the Company also granted options to certain employees that were immediately 100% vested. The options expire after ten years from the date of grant. Fair value calculations are based on highly subjective assumptions. The Company used the Black-Scholes option pricing model using the minimum value method and determined that the fair value of grants made during 2004 was not material. The Company did not grant awards during periods presented.

The stock option activity and weighted average exercise prices follow:

	Year to Date
	Options	Exercise Price	Aggregate Intrinsic Value (in thousands)
Outstanding at December 26, 2008	55	$17,079
Exercised	—	—

Outstanding at April 3, 2009	55	$17,079	$247

Exercisable at April 3, 2009	55	$17,079	$247

5. Inventories

The Company accounts for its inventory at the lower of cost or market using the first-in, first-out (FIFO) method. Inventory is comprised of the following (in thousands):

	April 3, 2009	December 26, 2008
Raw materials	$7,958	$9,195
Work in progress	1,502	2,092
Finished goods	2,624	3,155

	$12,084	$14,442

6. Accumulated Other Comprehensive Income (Loss)

The only component of accumulated other comprehensive income as of April 3, 2009 and December 26, 2008 was for cumulative foreign exchange translation adjustments.

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

The following table presents financial information by segment for the periods stated (in thousands):

	14 Weeks Ended April 3, 2009	13 Weeks Ended March 28, 2008
For the period ended:
Net sales:
United States	$28,464	$34,334
Europe	5,220	7,948

Total net sales	$33,684	$42,282

Operating income:
United States	$6,869	$9,742
Europe	(121)	1,060

Total operating income	$6,748	$10,802

	April 3, 2009	December 26, 2008
As of:
Total assets
United States	$58,646	$56,430
Europe	22,584	24,517

Total assets	$81,230	$80,947

8. Commitments and Contingencies

The Company is subject to certain legal proceedings and claims that have arisen in the ordinary course of business. In the opinion of management, the Company does not have a potential liability related to any of these other current legal proceedings and claims that should individually or in the aggregate have a material adverse effect on its financial condition, liquidity or results of operations.

However, the results of legal proceedings cannot be predicted with certainty. Should the Company fail to prevail in legal matters, it is possible that its results of operations or financial condition could be materially adversely affected.

9. Subsequent Events

Subsequent to April 3, 2009, the Company repurchased $2.3 million of the outstanding $114.7 million principal amount of its 9 1/2% Senior Notes due 2011 from the open market using cash on hand for an aggregate purchase price of $2.0 million. The Company retired these Notes and expects that the discount recorded on the transaction will offset the write-off of deferred financing costs related to the repurchase.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Forward Looking Statements

This quarterly report on Form 10-Q contains certain statements that may be deemed to be forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. All statements, other than statements of historical facts, included in this report are forward-looking statements. When used in this report, the words “may,” “will,” “should,” “would,” “anticipate,” “estimate,” “expect,” “plan,” “believe,” “predict,” “potential,” “intend,” and similar expressions are intended to identify forward-looking statements. Forward-looking statements are subject to risks and uncertainties that could cause actual results to differ materially from those projected. These risks and uncertainties include, but are not limited to, changes in sales or industry trends, changes in economic conditions, competition, retention of senior management and other key personnel, availability of materials or components, ability to make continued product innovations, casualty or work stoppages at the Company’s facilities, adverse results of lawsuits against the Company and currency exchange rates, the availability of financing and other factors described under Item 1A in the Company’s Annual Report on Form 10-K for the year ended December 26, 2008 and in Item 1 A herein. Forward-looking statements are based on assumptions and assessments made by the Company’s management in light of their experience and their perception of historical trends, current conditions, expected future developments and other factors they believe to be appropriate. Readers of this report are cautioned not to place undue reliance on these forward-looking statements, as there can be no assurance that these forward-looking statements will prove to be accurate. Management undertakes no obligation to update any forward-looking statements. This cautionary statement is applicable to all forward-looking statements contained in this report.

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

Critical Accounting Policies

Da-Lite’s critical accounting policies are summarized in the Company’s Annual Report on Form 10K for the year ended December 26, 2008. As of April 3, 2009, the Company’s critical accounting policies had not changed from December 26, 2008.

Recent Accounting Pronouncements

In March 2008, the FASB issued SFAS 161, Disclosures about Derivative Instruments and Hedging Activities, an amendment of SFAS 133 (SFAS 161). SFAS 161 applies to all derivative instruments and non-derivative instruments that are designated and qualify as hedging instruments pursuant to paragraphs 37 and 42 of SFAS 133 and related hedged items accounted for under SFAS 133. SFAS 161 requires entities to provide greater transparency through additional disclosures about how and why an entity uses derivative instruments, how derivative instruments and related hedged items are accounted for under SFAS 133 and its related interpretations, and how derivative instruments and related hedged items affect an entity's financial position, results of operations, and cash flows. SFAS 161 is effective as of the beginning of an entity's first fiscal year that begins after November 15, 2008. The Company adopted SFAS 161 on December 27, 2008. The adoption of SFAS 161 did not have a material impact on its financial position, results of operations, or cash flows.

In February 2008, the FASB issued Staff Position 157-2 (FSP 157-2) which delays the effective date of SFAS 157 Fair Value Measures for all nonfinancial assets and nonfinancial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis. The Company adopted FSP 157-2 on December 27, 2008. The adoption of FSP 157-2 did not have a material impact on the Company’s financial position, results of operations or cash flows.

In December 2007, the FASB issued SFAS 160, Noncontrolling Interests in Consolidated Financial Statements, an Amendment of ARB 51 (SFAS 160). SFAS 160 requires that noncontrolling interests be reported as a separate component of equity, that net income attributable to the parent and to the noncontrolling interest be separately identified in the consolidated statements of income, that changes in a parent's ownership interest be accounted for as equity transactions, and that, when a subsidiary is deconsolidated, any retained noncontrolling equity investment in the former subsidiary and the gain or loss on the deconsolidation of the subsidiary be measured at fair value. The adoption of SFAS 160 did not have a material impact on its financial position, results of operations, or cash flows.

Results of Operations

Fourteen Weeks Ended April 3, 2009, Compared with Thirteen Weeks Ended March 28, 2008

Net Sales. Net sales were $33.7 million for the 14 weeks ended April 3, 2009, as compared to $42.3 million for the 13 weeks ended March 28, 2008, a decrease of $8.6 million or 20.3%. Net sales by the Company’s United States (U.S.) operations decreased 17.1%. In the U.S., electric screen sales decreased $0.8 million, wall screen sales decreased $1.0 million, and portable screen sales decreased $3.1 million, reflecting primarily decreases in volume. Sales were likely impacted by a slowdown in the economy, including the housing, Business/IT and Hospitality markets. Portable screen sales, in particular, were affected by declining demand from the rental and staging markets within the broader Hospitality market. Results also reflected increased competition from imports and larger plasma screens. Sales of other products decreased $1.0 million from 2008 levels. Net sales from the Company’s European subsidiaries decreased $2.7 million or 34.3%. Sales in Europe were also likely impacted by a slowdown in the economy. The stronger dollar produced a decrease of $0.7 million.

Cost of Sales. The cost of sales was $22.0 million for the 14 weeks ended April 3, 2009, as compared to $25.6 million for the 13 weeks ended March 28, 2008, a decrease of $3.5 million, or 13.8%. As a percentage of net sales, the cost of sales represented 65.4% in the 14 weeks ended April 3, 2009 and 60.5% for the 13 weeks ended March 28, 2008. This constitutes a 4.9 percentage point decrease in margins. Margins at our U.S. facilities decreased 4.4 points while margins at our European operations decreased 7.7 points. These decreases resulted primarily from the decrease in product volumes.

Selling, General and Administrative Expenses. Selling, general and administrative expenses were $4.9 million for the 14 weeks ended April 3, 2009, as compared to $5.9 million for the 13 weeks ended March 28, 2008. Selling, general and administrative expenses in the U.S. decreased $0.9 million as a result of a decrease in legal fees reflecting the settlement of patent litigation in 2008, and a decrease in marketing costs. Selling, general and administrative expenses in Europe decreased $0.1 million as a result of the stronger dollar.

Interest. Interest expense totaled $3.4 million for the 14 weeks ended April 3, 2009, as compared to $3.3 million for the 13 weeks ended March 28, 2008, an increase of $0.1 million, reflecting the increase in the number of days in the current period.

Miscellaneous, net. Miscellaneous, net was income of $0.7 million for the 14 weeks ended April 3, 2009, as compared to $0.2 million in income for the 13 weeks ended March 28, 2008, an increase of $0.5 million, reflecting the increase in the repurchase of debt at a discount in the 2009 period.

Income Taxes. As a subchapter S corporation for United States tax purposes, the Company is generally not subject to United States federal and state income taxation. Rather, the Company’s income, gains, losses, deductions and credits flow through to its stockholders, and the Company makes distributions to them to meet their tax obligations at an assumed maximum federal and state tax rate (based on the state with the highest tax rate in which any of the Company’s stockholders reside). This assumed rate was 40.4% for the 14 weeks ended April 3, 2009 and for the 13 weeks ended March 28, 2008. The Company pays foreign income taxes on the earnings of its European subsidiaries.

Net Income. As a result of the aforementioned factors, net income decreased $3.3 million from $7.4 million for the 13 weeks ended March 28, 2008 to $4.1 million for the 14 weeks ended April 3, 2009.

Liquidity and Capital Resources

The Company expects to be able to fund its working capital requirements, interest expense, capital expenditures and its distributions to stockholders with cash generated from operations, although there can be no assurances in this regard. The financial results for the 14 weeks ended April 3, 2009 showed a substantial reduction from the results reported for the 13 weeks ended March 28, 2008, reflecting difficult economic conditions. As a result, the Company has been seeking to conserve resources. In this regard, the Company plans to discontinue making cash distributions to its stockholders (other than distributions to pay estimated taxes) after having made a distribution of $137.50 per share in April of 2009.

The Company’s bank debt and senior notes become due in the Spring of 2011. Although the Company expects that it will be able to generate cash from operations to pay or prepay a portion of this indebtedness, it expects that it will need to refinance most of this indebtedness on or before the respective maturity dates. Credit market conditions, as well as other economic conditions are difficult. There is no assurance that such new financing will be available when needed or as to the cost or other terms of this financing.

In March 2009, the Company repurchased $5.0 million of the outstanding principal amount of its 9 1/2% senior notes from the open market for an aggregate purchase price of $4.3 million. The Company retired these notes and wrote-off the related deferred financing costs and recorded a gain of $0.7 million during the first quarter of 2009 relating to the repurchase. In April 2009, the Company repurchased an additional $2.3 million principal amount of such notes for an aggregate purchase price of $2.0 million. Depending on the Company’s expected cash needs, the prevailing prices of its 9 1/2% senior notes and other factors, the Company may repurchase some amount of its outstanding 9 1/2% senior notes from time to time in the open market or otherwise.

Management believes the principal indicators of the Company’s liquidity are its cash position (total cash and short-term investments), remaining availability under its bank credit facilities and its excess working capital. At April 3, 2009, the Company’s cash position was $7.4 million, an increase of $5.8 million from December 26, 2008. Additionally, the Company had an unsecured revolving credit facility, with maximum possible borrowings equal to $15.0 million, which expires in May 2010. Interest on any outstanding borrowings related to this line of credit is calculated at the prime rate, which was 3.25% on April 3, 2009. The Company replaced this facility with a new facility with maximum possible borrowings equal to $19.5 million which expires in April 2011 under which borrowings bear interest at the prime rate, subject to a floor of 4.00%. At April 3, 2009, the Company had a $5.0 million outstanding balance under this line of credit. Da-Lite’s working capital position decreased to $21.0 million (including $7.4 million of total cash and short-term investments) at April 3, 2009, from $25.1 million (including $1.6 million of total cash and short-term investments) at December 26, 2008.

The Company’s Dutch subsidiary, Projecta, has an overdraft line of credit, with maximum possible borrowings equal to 1.5 million Euros. Interest on outstanding borrowings in Europe related to Projecta’s overdraft line of credit is calculated at the Fortis Basic Rate plus 1.50%, the sum of which was 7.10% on April 3, 2009. At April 3, 2009, Projecta had no outstanding balances under this credit facility.

Cash Flows

For the 14 weeks ended April 3, 2009, cash provided by operating activities was $10.0 million, as compared to $8.0 million for the 13 weeks ended March 28, 2008, an increase of $2.0 million or 25.3%, reflecting reduced net income, which was more than offset by reductions in inventories, accounts receivable and an increase in accrued expenses Cash used in investing activities was $0.7 million for the 14 weeks ended April 3, 2009, as compared to cash provided by investing activities of $0.5 million for the 13 weeks ended March 28, 2008. Cash used in investing activities in 2009 resulted from capital expenditures of $0.7 million. In 2008, cash provided by investing activities resulted from maturities in short-term investments of $1.0 million partially offset by capital expenditures of $.5 million. Cash used in financing activities was $3.7 million during the 14 weeks ended April 3, 2009, as compared to $9.3 million for the 13 weeks ended March 28, 2008. The decrease in cash used in financing activities in 2009 was related to proceeds from the revolving credit facility of $5.0 million and a reduction in distributions to stockholders of $1.3 million.

Capital Expenditures

Capital expenditures were $0.7 million for the fourteen weeks ended April 3, 2009 compared to $0.5 million for the thirteen weeks ended March 28, 2008. The Company’s management currently expects to spend approximately $1.5 million on capital expenditures in 2009, using cash generated from operations.

Contractual Obligations

The following table sets forth, as of April 3, 2009, certain of the Company’s contractual obligations:

	Payments due by period
Contractual Obligations	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
	(in millions)
Interest and principal payments for senior debt	$142.0	10.9	131.1	—	—
Interest and principal for line of credit	5.0	.2	5.2	—	—
Self-insurance letter of credit	0.5	0.5	—	—	—

Total	$147.5	11.6	136.3	—	—

Distributions

As a subchapter S corporation under the Internal Revenue Code of 1986, Da-Lite is not subject to U.S. federal income taxes. Instead, such taxes are payable by Da-Lite’s stockholders. Distributions are made by Da-Lite to its stockholders to pay estimated taxes relating to taxable income allocated to them by the Company on a quarterly basis. Tax related distributions were $1.3 million and $1.7 million for the 14 weeks ended April 3, 2009 and the 13 weeks ended March 28, 2008, respectively.

The Company has paid regular distributions to its stockholders in 2009 at a monthly rate of $150 per share or $0.8 million in the aggregate compared to $200 per share or $1.1 million in the aggregate in 2008, subject to the covenants contained in the indenture. The Company reduced the regular distribution to its stockholders to a monthly rate of $137.50 per share in April of 2009 and has decided to discontinue making regular distributions but plans to continue making distributions to its stockholders to pay estimated taxes.

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

The Company’s sales are not materially dependent on a single customer or a small group of customers. No one individual customer balance represented more than 6% of the Company’s total outstanding receivables as of April 3, 2009. Credit risk associated with the Company’s receivables is representative of the geographic, industry and customer diversity associated with the Company’s global business.

The Company also maintains credit controls for evaluating and granting customer credit. As a result, the Company may require that customers provide some type of financial guarantee in certain circumstances.

Foreign Currency Risk

Da-Lite routinely uses forward exchange contracts to economically hedge raw material purchases from vendors outside of the country of purchase.

Interest Rate Risk

The Company has two credit facilities available for general corporate purposes that are subject to variable interest rates. Interest related to any outstanding balances on the Company’s $15.0 million revolving credit facility in the U.S. is calculated at the prime rate, which was 3.25% on April 3, 2009. At April 3, 2009, the Company had an outstanding balance of $5.0 million under this revolving credit facility. Interest on outstanding borrowings in Europe, related to Projecta’s overdraft line of credit, is calculated at the Fortis Basic Rate plus 1.50%, the sum of which was 7.10% on April 3, 2009. At April 3, 2009, Projecta had no outstanding balances under this credit facility.

At April 3, 2009, the Company had $114.7 million in fixed-rate long-term debt outstanding. There is no interest rate risk associated with the Company’s fixed rate debt. The fair market value of the fixed-rate debt (based on discounted cash flows reflecting borrowing rates currently available for debt with similar terms and maturities) varies with fluctuations in interest rates. A 10% decrease in interest rates would have changed the fair market value of the fixed-rate debt to approximately $102.4 million from the fair value of approximately $98.8 million at April 3, 2009. Note that financial instruments are described as cash or contractual obligations or rights to pay or receive cash. The fair value of all other financial instruments approximates the carrying value because of the short-term maturity of these instruments.

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

PART II

OTHER INFORMATION

Item 1A. Risk Factors.

The following supplements the risk factors set forth in Item 1A of the Company’s Annual Report of Form 10-K for the year ended December 26, 2008

We have been adversely affected by the current difficult economic and market conditions, including conditions in the residential and commercial real estate, Business/IT and Hospitality markets, and the continuation or worsening of these conditions could further negatively impact our results and financial condition.

The Company’s success depends to a significant extent on numerous factors affecting business and consumer spending and residential and commercial construction, including economic conditions relating to the markets we serve. In the current weak economy, our customers have reduced their level of discretionary spending or investment which has materially adversely affected our business and results of operations. Our results have been adversely affected in recent periods by a decline in residential construction, which reduces the demand for projection screens for home theaters, the declines in commercial construction and business investment generally, which reduces the demand in the Business/IT market, and the decline in convention activity has adversely affected the demand in the Hospitality market. The continuation or worsening of difficult economic and market conditions could further negatively impact our business, financial condition, results of operations and cash flows.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None

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

Date: May 5, 2009

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