Form 10-K/A
period 2008-12-26
DA-LITE SCREEN CO INC
filed 2009-07-10
CIK 881665

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-K/A

Amendment No. 1

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☐    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer” and “large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):

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

Da-Lite Screen Company, Inc.’s Form 10-K for the year ended December 26, 2008 (the “Original Filing”) was filed with the Securities and Exchange Commission on February 26, 2009. Da-Lite Screen Company, Inc. (the “Company”) is filing this Amendment No. 1 to its Annual Report on Form 10-K for the Company’s fiscal year ended December 26, 2008 for the purpose of filing the revised certifications required to be filed pursuant to Sections 302 of the Sarbanes Oxley Act of 2002. No other change to the Original Filing has been made.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DA-LITE SCREEN COMPANY, INC.
(Registrant)

By:	/s/ Jerry C. Young
Jerry C. Young
Vice President—Finance and Chief Financial Officer

Date: July 10, 2009

EXHIBIT INDEX

The following documents are filed as a part of this report:

Exhibits required by Item 601 of Regulation S-K:

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