Form 10-Q/A
period 2009-04-03
DA-LITE SCREEN CO INC
filed 2009-07-10
CIK 881665

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q/A

Amendment No. 1

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

Da-Lite Screen Company, Inc.’s Form 10-Q for the fiscal quarter ended April 3, 2009 (the “Original Filing”) was filed with the Securities and Exchange Commission on May 5, 2009. Da-Lite Screen Company, Inc. (the “Company”) is filing this Amendment No. 1 to its Quarterly Report on Form 10-Q for the Company’s fiscal quarter ended April 3, 2009 for the purpose of filing the revised certifications required to be filed pursuant to Sections 302 of the Sarbanes Oxley Act of 2002. No other change to the Original Filing has been made.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DA-LITE SCREEN COMPANY, INC.
(Registrant)

By:	/s/ Jerry C. Young
Jerry C. Young
Vice President – Finance and Chief Financial Officer (Principal Financial and Accounting Officer)

Date: July 10, 2009

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

4