Form 10-Q
period 2009-07-03
DA-LITE SCREEN CO INC
filed 2009-08-05
CIK 881665

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 3, 2009

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

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☐    No  ☐

As of August 5, 2009, there were 5,389.62 shares of the registrant’s common stock outstanding (all of which are privately owned and are not traded on any public market).

i

PART I

FINANCIAL INFORMATION

Item 1.	Condensed Consolidated Financial Statements.

DA-LITE SCREEN COMPANY, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(Dollars in thousands, except par value amount)

	(Unaudited) As of July 3, 2009	As of December 26, 2008
Assets
Current Assets:
Cash and cash equivalents	$2,925	$1,633
Accounts receivable, less allowance for doubtful accounts	13,852	16,033
Inventories	9,162	14,442
Prepaid expenses and other	2,085	2,614
Prepaid income taxes	—	623

Total current assets	28,024	35,345

Property, plant and equipment	58,357	60,160
Less accumulated depreciation	41,635	42,531

Net property, plant, and equipment	16,722	17,629

Goodwill	20,440	26,353
Other assets, net	1,010	1,620

	$66,196	$80,947

Liabilities and Stockholders’ Deficit
Current liabilities:
Line of credit	$2,000	$—
Accounts payable	2,470	4,029
Accrued expenses
Interest	1,421	1,295
Other	5,460	4,935

Total accrued expenses	6,881	6,230

Total current liabilities	11,351	10,259
Long-term debt	110,430	119,730

Total liabilities	121,781	129,989

Commitments and contingencies (note 9)

Stockholders’ deficit:
Common stock, $1 par value. Authorized 1,000,000 shares; issued 10,686 shares	11	11
Additional paid-in capital	1,710	1,710
Accumulated deficit	(35,601)	(29,052)
Accumulated other comprehensive income	3,747	3,741
Less treasury stock, 5,296.38 shares at July 3, 2009 and December 26, 2008 at cost	(25,452)	(25,452)

Total stockholders’ deficit	(55,585)	(49,042)

	$66,196	$80,947

See accompanying notes to condensed consolidated financial statements.

DA-LITE SCREEN COMPANY, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Dollars in thousands, unaudited)

	13 Weeks Ended July 3, 2009	13 Weeks Ended June 27, 2008	27 Weeks Ended July 3, 2009	26 Weeks Ended June 27, 2008

Net sales	$31,413	$44,613	$65,097	$86,895
Cost of sales	20,803	27,354	42,844	52,937

Gross profit	10,610	17,259	22,253	33,958
Selling, general, and administrative expenses	5,644	6,126	10,539	12,023
Goodwill impairment	5,926	—	5,926	—

Operating income (loss)	(960)	11,133	5,788	21,935

Other expense (income):
Interest	2,998	3,062	6,381	6,317
Miscellaneous, net	(574)	176	(1,289)	25

Total other expense	2,424	3,238	5,092	6,342

Income (loss) before income taxes	(3,384)	7,895	696	15,593

Income tax expense (benefit)	(228)	340	(272)	596

Net income (loss)	$(3,156)	$7,555	$968	$14,997

See accompanying notes to condensed consolidated financial statements.

DA-LITE SCREEN COMPANY, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Dollars in thousands, unaudited)

	27 weeks Ended July 3, 2009	26 weeks Ended June 27, 2008
Cash flows from operating activities:
Net income	$968	$14,997
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	1,485	1,631
Amortization and write-off of debt issuance costs	610	463
Goodwill impairment	5,926	—
Gain on disposal of assets	—	(3)
Change in:
Accounts receivable	2,389	(2,596)
Inventories	5,228	(103)
Prepaid expenses and other	524	(105)
Accounts payable	(1,725)	(858)
Accrued expenses	1,203	320
Other	—	(1)

Net cash provided by operating activities	16,608	13,745

Cash flows from investing activities:
Proceeds from sale of assets	—	3
Payments for purchase of minority shares	—	(956)
Purchase of property, plant and equipment	(771)	(907)
Maturities of short-term investments	—	2,550

Net cash (used in) provided by investing activities	(771)	690

Cash flows from financing activities:
Proceeds from revolving credit facility	2,000	—
Payment to retire senior notes	(9,300)	(4,250)
Distributions to stockholders	(7,516)	(14,315)
Repurchase of common stock	—	(594)
Exercise of common stock options	—	15

Net cash used in financing activities	(14,816)	(19,144)

Effect of foreign currency exchange rate changes on cash and cash equivalents	271	149

Net change in cash and cash equivalents	1,292	(4,560)
Cash and cash equivalents at beginning of period	1,633	5,704

Cash and cash equivalents at end of period	$2,925	$1,144

See accompanying notes to condensed consolidated financial statements.

DA-LITE SCREEN COMPANY, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

1.	Basis of Presentation

The financial data presented herein is unaudited and should be read in conjunction with the consolidated financial statements and accompanying notes included in the annual report on Form 10-K filed by Da-Lite Screen Company, Inc. (together with all of its subsidiaries, the “Company” or “Da-Lite”) for the fiscal year ended December 26, 2008. In the opinion of management, the accompanying unaudited condensed consolidated financial statements include all of the adjustments necessary for a fair presentation of the financial position, results of operations and cash flows for the interim periods presented. In preparing the condensed consolidated financial statements, the Company has evaluated events and transactions occurring subsequent to the financial statement date through the financial statement issuance date of August 5, 2009 for potential recognition or disclosure. Results for interim periods should not be considered indicative of results for the full year.

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

The Company operates on a 52/53-week fiscal year ending on the last Friday of December. The second quarters of 2009 and 2008 were 13-week periods, respectively. The Company’s 2009 and 2008 fiscal years will be 53-week and 52- week years, respectively.

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

Revenue Recognition

The Company recognizes revenue when it has received an order from a customer, title has transferred to customer, the sales price is fixed or determinable and the collectibility of sales price is reasonably assured. All amounts billed to customers in a sales transaction related to shipping and handling are recorded as revenue, and costs incurred by the Company for shipping and handling are recorded as cost of sales. Provision for customer sales allowances, returns and warranties are made at the time of shipment. The Company does not have any post-shipment obligations related to its sales such as installation, training or customer acceptance.

Allowance for Doubtful Accounts

The financial status of customers is routinely checked and monitored by the Company when granting credit. The Company provides an allowance for doubtful accounts based upon historical experience and management’s estimate of amounts to be collected from past due accounts.

Goodwill

Goodwill represents the excess of purchase price over the fair value of identifiable net assets acquired. The Company applies the provisions of Financial Accounting Standards Board (FASB) Statement of Financial Accounting Standards (SFAS) No. 142, Goodwill and Other Intangible Assets, and management tests goodwill for impairment to determine whether its carrying value exceeds its implied fair value at least annually or more frequently if events or circumstances indicate that the carrying amount of goodwill may be impaired. The Company has three reporting units (Da-Lite US, Procolor S.A.S, and Projecta BV) of which only Da-Lite US and Projecta BV had goodwill as of December 26, 2008. The Company’s annual impairment testing date is the last day of the fiscal year.

The goodwill impairment test involves a two-step process. The first step is a comparison of each reporting unit’s fair value to its carrying value. The Company estimates fair value based on a combination of the market value approach and income approach using discounted cash flows. These valuations are based on assumptions and estimates including projected future cash flows, discount rates, and determination of appropriate market comparables. The fair value of each reporting unit is estimated using both methods and each method is given equal weighting in arriving at the fair value of the reporting unit.

The second step, if needed, requires the Company to allocate the fair value of the reporting unit derived in the first step to the fair value of the reporting unit’s net assets to calculate the implied value of the goodwill. If the carrying value of the reporting unit’s goodwill is in excess of the implied fair value of goodwill, an impairment charge is taken to reduce the goodwill to its implied fair value.

Disclosures About Fair Value of Financial Instruments

Financial instruments are described as cash or contractual obligations or rights to pay or receive cash. The fair value of certain financial instruments approximates the carrying value because of the short-term maturity of these instruments. The estimated fair value of long-term debt is approximately $96 million and $105 million based upon the quoted market value at July 3, 2009 and December 26, 2008, respectively.

Recent Accounting Pronouncements

In May 2009, the FASB issued SFAS No. 165, “Subsequent Events,” which establishes general standards of accounting for and disclosures of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. This standard requires us to disclose the date through which we have evaluated subsequent events and the basis for that date. This standard was adopted in the second quarter of fiscal year 2009. The adoption did not have a material impact on the Company’s financial position, results of operations, or cash flows.

In April 2009, the FASB issued FSP No. 107-1 and Accounting Principles Board Opinion (“APB”) No. 28-1, “Interim Disclosures about Fair Value of Financial Instruments.” This FSP and APB amends SFAS 107, “Disclosures about Fair Value of Financial Instruments,” to require disclosures about the fair value of financial instruments for interim reporting periods in addition to annual reporting periods. This FSP and APB were effective for the second quarter of fiscal year 2009. The adoption did not have a material impact on the Company’s financial position, results of operations, or cash flows.

3.	Notes Payable, Revolving Credit Agreement and Long-term Debt

The Company issued $160 million of 9 1/2% senior unsecured notes due in May 2011 during fiscal year 2004, which were subsequently exchanged for substantially identical notes that were registered with the Securities and Exchange Commission (the “9 1/2% Senior Notes due 2011” or “Notes”). The net proceeds from the issuance of the Notes were used during fiscal year 2004 to retire approximately $15.0 million of indebtedness outstanding under a then-existing credit facility, to pay a special distribution to stockholders of approximately $134.6 million and for general corporate purposes. The Company currently may redeem any of the Notes at a redemption price of 102.375% of their principal amount plus accrued interest. Any outstanding principal is due in May 2011 and interest is payable semi-annually in arrears on May 15 and November 15 of each year.

In the Indenture related to the 9 1/2% Senior Notes due 2011, the Company agreed to covenants that limit it and its restricted subsidiaries’ (i.e., Projecta B.V., Procolor S.A.S.) ability, among other things, to: (a) incur additional debt and issue preferred stock, (b) pay dividends, acquire shares of capital stock, make payments on subordinated debt or make investments, (c) place limitations on distributions from restricted subsidiaries, (d) issue or sell capital stock of restricted subsidiaries, (e) issue guarantees, (f) sell or exchange assets, (g) enter into transactions with stockholders and affiliates, (h) create liens and (i) effect mergers. In addition, if a change of control occurs, each holder of Notes will have the right to require the Company to repurchase all or part of the holder’s Notes at a price equal to 101% of their principal amount, plus any accrued interest to the date of purchase. The Company was in compliance with all covenants at July 3, 2009 and December 26, 2008.

On April 20, 2009, the Company entered into a new two-year arrangement for an unsecured revolving credit facility, with maximum possible borrowings equal to $19.5 million, with Lake City Bank (the “Bank”). The terms of the new two-year unsecured revolving credit facility are substantially similar to a pre-existing credit facility with the Bank that allowed for maximum borrowings of $15.0 million and which was due to expire on May 1, 2010. Interest on any outstanding borrowings related to the new line of credit is calculated at the prime rate, which was 3.25% on July 3, 2009, subject to an interest rate floor of 4.00%. As of July 3, 2009, $2.0 million of borrowings were outstanding under this facility.

The Company’s Dutch subsidiary, Projecta, has an overdraft line of credit with maximum possible borrowings equal to 1.5 million Euros. Interest on outstanding borrowings in Europe related to Projecta’s overdraft line of credit is calculated at the Fortis Basic Rate plus 1.50%, the sum of which was 6.50% on July 3, 2009. At July 3, 2009, and December 26, 2008, Projecta had no outstanding balances under this credit facility

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

The stock option activity and weighted average exercise prices follow:

	Year to Date
	Options	Exercise Price	Aggregate Intrinsic Value (in thousands)
Outstanding at December 26, 2008	55	$17,079
Exercised	—	—

Outstanding at July 3, 2009	55	$17,079	$—

Exercisable at July 3, 2009	55	$17,079	$—

5.	Inventories

The Company accounts for its inventory at the lower of cost or market using the first-in, first-out (FIFO) method. Inventory is comprised of the following (in thousands):

	July 3, 2009	December 26, 2008
Raw materials	$6,632	$9,195
Work in progress	1,112	2,092
Finished goods	1,418	3,155

	$9,162	$14,442

6.	Accumulated Other Comprehensive Income

The only component of accumulated other comprehensive income as of July 3, 2009 and December 26, 2008 was for cumulative foreign exchange translation adjustments.

7.	Goodwill

The change in the carrying amount of goodwill by reportable segment is summarized as follows:

	US	Europe	Consolidated
Balance at December 26, 2008	$20,440	$5,913	$26,353
Foreign currency	—	13	13
Impairment	—	(5,926)	(5,926)

Balance at July 3, 2009	$20,440	$—	$20,440

During the second quarter of 2009, management determined that the sustained decline in revenues and the continued deterioration of the global economy were indicators of impairment as described in SFAS No. 142 and as such, the Company performed a step one test for the potential impairment of the goodwill related to the Da-Lite US and Projecta BV reporting units. The Da-Lite US reporting unit passed the step one test and a step two test was not required.

The Projecta BV reporting unit failed the step one test and as a result the step two analysis was performed to determine the implied fair value of the reporting unit’s goodwill. As a result of the step two calculation, the goodwill of $5,926 at the Projecta BV reporting unit was deemed to be fully impaired and a resulting impairment charge was recorded in the thirteen week period ended July 3, 2009. The Company believes the determined fair values and the resulting goodwill impairment charge are based on assumptions and represent the best estimate of these amounts at July 3, 2009. However, the impairment charge taken in the quarter is an estimate and will be finalized in the fiscal third quarter as the Company finalizes the step two analysis.

The goodwill impairment charge is non-cash and does not effect the Company’s liquidity or compliance with debt covenants.

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

The following table presents financial information by segment for the periods stated (in thousands):

For the period ended:	13 Weeks Ended July 3, 2009	13 Weeks Ended June 27, 2008	27 Weeks Ended July 3, 2009	26 Weeks Ended June 27, 2008
Net sales:
United States	$27,088	$36,358	$55,552	$70,692
Europe	4,325	8,255	9,545	16,203

Total net sales	$31,413	$44,613	$65,097	$86,895

Operating income (loss):
United States	$5,849	$9,854	$12,718	$19,596
Europe	(6,809)	1,279	(6,930)	2,339

Total operating income (loss)	$(960)	$11,133	$5,788	$21,935

As of:	July 3, 2009	December 26, 2008
Total assets
United States	$48,992	$56,430
Europe	17,204	24,517

Total assets	$66,196	$80,947

9.	Commitments and Contingencies

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

Subsequent to July 3, 2009, the Company repurchased $3.3 million of the outstanding $110.4 million principal amount of its 9 1/2% Senior Notes due 2011 from the open market using cash on hand for an aggregate purchase price of $2.9 million. The Company retired these Notes and expects that the discount recorded on the transaction will more than offset the write-off of deferred financing costs related to the repurchase.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Forward Looking Statements

This quarterly report on Form 10-Q contains certain statements that may be deemed to be forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. All statements, other than statements of historical facts, included in this report are forward-looking statements. When used in this report, the words “may,” “will,” “should,” “would,” “anticipate,” “estimate,” “expect,” “plan,” “believe,” “predict,” “potential,” “intend,” and similar expressions are intended to identify forward-looking statements. Forward-looking statements are subject to risks and uncertainties that could cause actual results to differ materially from those projected. These risks and uncertainties include, but are not limited to, changes in sales or industry trends, changes in economic conditions, competition, retention of senior management and other key personnel, availability of materials or components, ability to make continued product innovations, casualty or work stoppages at the Company’s facilities, adverse results of lawsuits against the Company and currency exchange rates, the availability of financing and other factors described under Item 1A in the Company’s Annual Report on Form 10-K for the year ended December 26, 2008 and in Item 1A herein. Forward-looking statements are based on assumptions and assessments made by the Company’s management in light of their experience and their perception of historical trends, current conditions, expected future developments and other factors they believe to be appropriate. Readers of this report are cautioned not to place undue reliance on these forward-looking statements, as there can be no assurance that these forward-looking statements will prove to be accurate. Management undertakes no obligation to update any forward-looking statements. This cautionary statement is applicable to all forward-looking statements contained in this report.

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

Critical Accounting Policies

Goodwill

The Company applies the provisions of Financial Accounting Standards Board (FASB) Statement of Financial Accounting Standards (SFAS) No. 142, Goodwill and Other Intangible Assets, and management tests goodwill for impairment at least annually or more frequently if events or circumstances indicate that the carrying amount of goodwill may be impaired. The Company’s annual impairment testing date is the last day of the fiscal year.

The goodwill impairment test involves a two-step process. The first step is a comparison of each reporting unit’s fair value to its carrying value. The Company estimates fair value based on a combination of the market value approach and income approach using discounted cash flows. The fair value of each reporting unit is estimated using both methods and each method is given equal weighting in arriving at the fair value of the reporting unit. The income approach uses management’s best estimates of economic and market conditions over the projected period including growth rates in sales, costs, estimates of future expected changes in operating margins and cash expenditures. The market value approach requires the Company to make assumptions about the appropriate market comparables.

The second step, if needed, requires the Company to allocate the fair value of the reporting unit derived in the first step to the fair value of the reporting unit’s net assets to calculate the implied value of the goodwill. If the carrying value of the reporting unit’s goodwill is in excess of the implied fair value of goodwill, an impairment charge is taken to reduce the goodwill to its implied fair value.

In the second quarter of 2009, management determined that impairment indicators had been identified for the Company’s reporting units (Da-Lite US and Projecta BV) and the step one goodwill impairment test was performed as of July 3, 2009. The Da-Lite US reporting unit had a fair value significantly in excess of the carrying value of equity at July 3, 2009 and no step two impairment test was required. A hypothetical decrease of 20% in the fair value would have no impact on the goodwill impairment analysis at July 3, 2009 for the Da-Lite US reporting unit.

Projecta BV failed the step one test and the step two impairment test was performed to determine the implied fair value of goodwill. To calculate the amount of the impairment charge, the Company allocated the fair value of the Projecta BV reporting unit to all of its assets and liabilities, including recognized and unrecognized intangible assets, in order to determine the implied fair value of goodwill. This allocation process required judgment and the use of additional valuation assumptions in deriving the individual fair values of Projecta BV’s assets and liabilities as if the reporting unit had been acquired in a business combination. The Company recorded an impairment charge of $5,926 in the thirteen weeks ended July 3, 2009 to write-off the entire amount of goodwill assigned to the Projecta BV reporting unit. The Company believes the determined fair values and the resulting goodwill impairment charge are based on assumptions and represent the best estimate of these amounts at July 3, 2009. However, the impairment charge is an estimate and will be finalized in the fiscal third quarter of 2009 as the Company finalizes the step two analysis.

Changes in the market value, cash flow projections, and assumptions surrounding the fair value of assets and liabilities of the Company could have a significant impact on whether or not goodwill is impaired and the amount of the impairment. Fair value estimates are made at a specific point in time, based on the relevant information. These estimates are subjective in nature and involve uncertainties and matters of significant judgments and therefore cannot be determined with precision. Any adverse change in these factors could have a significant impact on the recoverability of these assets and could have a material impact on our consolidated financial statements.

There were no other changes in the twenty-seven week period ended July 3, 2009 to the application of critical accounting policies and estimates as described in our Annual Report on Form 10-K for the year ended December 26, 2009.

Recent Accounting Pronouncements

In May 2009, the FASB issued SFAS No. 165, “Subsequent Events,” which establishes general standards of accounting for and disclosures of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. This standard requires us to disclose the date through which we have evaluated subsequent events and the basis for that date. This standard was adopted in the second quarter of fiscal year 2009. The adoption did not have a material impact on the Company’s financial position, results of operations, or cash flows.

In April 2009, the FASB issued FSP No. 107-1 and Accounting Principles Board Opinion (“APB”) No. 28-1, “Interim Disclosures about Fair Value of Financial Instruments.” This FSP and APB amends SFAS 107, “Disclosures about Fair Value of Financial Instruments,” to require disclosures about the fair value of financial instruments for interim reporting periods in addition to annual reporting periods. This FSP and APB were effective for the second quarter of fiscal year 2009. The adoption did not have a material impact on the Company’s financial position, results of operations, or cash flows.

Results of Operations

Thirteen Weeks Ended July 3, 2009, Compared with Thirteen Weeks Ended June 27, 2008

Net Sales. Net sales were $31.4 million for the 13 weeks ended July 3, 2009, as compared to $44.6 million for the 13 weeks ended June 27, 2008, a decrease of $13.2 million or 29.6%. Net sales by the Company’s United States (U.S.) operations decreased 25.5%. In the U.S., electric screen sales decreased $4.0 million, wall screen sales decreased $1.4 million, and portable screen sales decreased $2.8 million, reflecting primarily decreases in volume. Sales were impacted by a slowdown in the economy, including the housing, Business/IT and Hospitality markets. Portable screen sales, in particular, were affected by declining demand from the rental and staging markets within the broader Hospitality market. Results also reflected increased competition from imports and larger plasma screens. Sales of other products decreased $1.0 million from 2008 levels. Net sales from the Company’s European subsidiaries decreased $3.9 million or 47.6%. Sales in Europe were also impacted by a slowdown in the economy. The stronger dollar produced a decrease of $0.6 million.

Cost of Sales. The cost of sales was $20.8 million for the 13 weeks ended July 3, 2009, as compared to $27.4 million for the 13 weeks ended June 27, 2008, a decrease of $6.6 million, or 23.9%. As a percentage of net sales, the cost of sales represented 66.2% in the 13 weeks ended July 3, 2009 and 61.3% for the 13 weeks ended June 27, 2008. This constitutes a 4.9 percentage point decrease in margins. Margins at our U.S. facilities decreased 3.0 points while margins at our European operations decreased 17.7 points. These decreases resulted primarily from the decrease in product volumes.

Selling, General and Administrative Expenses. Selling, general and administrative expenses were $5.6 million for the 13 weeks ended July 3, 2009, as compared to $6.1 million for the 13 weeks ended June 27, 2008. Selling, general and administrative expenses in the U.S. decreased $0.5 million as a result of a decrease in legal fees reflecting the settlement of patent litigation in 2008, and a decrease in marketing costs.

Goodwill Impairment. The goodwill impairment charge totaled $5.9 million for the 13 weeks ended July 3, 2009 as a result of the impairment charge recorded at the Projecta BV reporting unit. There were no impairment charges in the 13 weeks ended June 27, 2008.

Interest. Interest expense totaled $3.0 million for the 13 weeks ended July 3, 2009, as compared to $3.1 million for the 13 weeks ended June 27, 2008, a decrease of $0.1 million. The decrease was a result of a reduction in the outstanding amount of the 9.5% Senior Notes due 2011.

Miscellaneous, net. Miscellaneous, net was income of $0.6 million for the 13 weeks ended July 3, 2009, as compared to $0.2 million in expense for the 13 weeks ended June 27, 2008, an increase in income of $0.8 million reflecting the increase in the repurchase of debt at a discount in the 2009 period.

Income Taxes. As a subchapter S corporation for United States tax purposes, the Company is generally not subject to United States federal and state income taxation. Rather, the Company’s income, gains, losses, deductions and credits flow through to its stockholders, and the Company makes distributions to them to meet their tax obligations at an assumed maximum federal and state tax rate (based on the state with the highest tax rate in which any of the Company’s stockholders reside). This assumed rate was 40.4% for the 13 weeks ended July 3, 2009 and for the 13 weeks ended June 27, 2008. The Company pays foreign income taxes on the earnings of its European subsidiaries.

Net Income (Loss). As a result of the aforementioned factors, net income decreased $10.8 million from $7.6 million for the 13 weeks ended June 27, 2008 to a loss of $3.2 million for the 13 weeks ended July 3, 2009.

Results of Operations

Twenty Seven Weeks Ended July 3, 2009, Compared with Twenty Six Weeks Ended June 27, 2008

Net Sales. Net sales were $65.1 million for the 27 weeks ended July 3, 2009, as compared to $86.9 million for the 26 weeks ended June 27, 2008, a decrease of $21.8 million or 25.1%. Net sales by the Company’s United States (U.S.) operations decreased 21.4%. In the U.S., electric screen sales decreased $4.8 million, wall screen sales decreased $2.4 million, and portable screen sales decreased $5.9 million, reflecting primarily decreases in volume. Sales were impacted by a slowdown in the economy, including the housing, Business/IT and Hospitality markets. Portable screen sales, in particular, were affected by declining demand from the rental and staging markets within the broader Hospitality market. Results also reflected increased competition from imports and larger plasma screens. Sales of other products decreased $2.0 million from 2008 levels. Net sales from the Company’s European subsidiaries decreased $6.7 million or 41.1%. Sales in Europe were also impacted by a slowdown in the economy. The stronger dollar produced a decrease of $1.4 million.

Cost of Sales. The cost of sales was $42.8 million for the 27 weeks ended July 3, 2009, as compared to $52.9 million for the 26 weeks ended June 27, 2008, a decrease of $10.1 million, or 19.1%. As a percentage of net sales, the cost of sales represented 65.8% in the 27 weeks ended July 3, 2009 and 60.9% for the 26 weeks ended June 27, 2008. This constitutes a 4.9 percentage point decrease in margins. Margins at our U.S. facilities decreased 3.7 points while margins at our European operations decreased 12.3 points. These decreases resulted primarily from the decrease in product volumes.

Selling, General and Administrative Expenses. Selling, general and administrative expenses were $10.5 million for the 27 weeks ended July 3, 2009, as compared to $12.0 million for the 26 weeks ended June 27, 2008. Selling, general and administrative expenses in the U.S. decreased $1.5 million as a result of a decrease in legal fees reflecting the settlement of patent litigation in 2008, and a decrease in marketing costs.

Goodwill Impairment. The goodwill impairment charge totaled $5.9 million for the 27 weeks ended July 3, 2009 as a result of the impairment charge taken at the Projecta BV reporting unit. There were no impairment charges in the 26 weeks ended June 27, 2008.

Interest. Interest expense totaled $6.4 million for the 27 weeks ended July 3, 2009, as compared to $6.3 million for the 26 weeks ended June 27, 2008, an increase of $0.1 million, reflecting the increase in the number of days in the current period.

Miscellaneous, net. Miscellaneous, net was an income of $1.3 million for the 27 weeks ended July 3, 2009, as compared to $25,000 of expense in the 26 weeks ended June 27, 2008, an increase of $1.3 million, reflecting the increase in the repurchase of debt at a discount in the 2009 period.

Income Taxes. As a subchapter S corporation for United States tax purposes, the Company is generally not subject to United States federal and state income taxation. Rather, the Company’s income, gains, losses, deductions and credits flow through to its stockholders, and the Company makes distributions to them to meet their tax obligations at an assumed maximum federal and state tax rate (based on the state with the highest tax rate in which any of the Company’s stockholders reside). This assumed rate was 40.4% for the 27 weeks ended July 3, 2009 and for the 26 weeks ended June 27, 2008. The Company pays foreign income taxes on the earnings of its European subsidiaries.

Net Income (Loss). As a result of the aforementioned factors, net income decreased $14.0 million from $15.0 million for the 26 weeks ended June 27, 2008 to $1.0 million for the 27 weeks ended July 3, 2009.

Liquidity and Capital Resources

The Company expects to be able to fund its working capital requirements, interest expense, capital expenditures and its distributions to stockholders with cash generated from operations, although there can be no assurances in this regard. The financial results for the 27 weeks ended July 3, 2009 showed a substantial reduction from the results reported for the 26 weeks ended June 27, 2008, reflecting difficult economic conditions. As a result, the Company has been seeking to conserve resources. In this regard, the Company discontinued making cash distributions to its stockholders (other than distributions to pay estimated taxes) after having made a distribution of $137.50 per share in April of 2009.

The Company’s bank debt and senior notes become due in May of 2011. Although the Company expects that it will be able to generate cash from operations to pay or prepay a portion of this indebtedness, it expects that it will need to refinance most of this indebtedness on or before the respective maturity dates. Credit market conditions, as well as other economic conditions are difficult. There is no assurance that such new financing will be available when needed or as to the cost or other terms of this financing.

In March 2009, the Company repurchased $5.0 million of the outstanding principal amount of its 9  1/2% senior notes from the open market for an aggregate purchase price of $4.3 million. In April 2009, the Company repurchased an additional $2.3 million principal amount of such notes for an aggregate purchase price of $2.0 million. In May 2009, the Company repurchased an additional $2.0 million principal amount of such notes for an aggregate purchase price of $1.7 million. The Company retired these notes and wrote-off the related deferred financing costs and recorded a gain of $1.3 million during the 27 weeks ended July 3, 2009 relating to the repurchase. In July 2009 the Company repurchased an additional $3.3 million principal amount of such notes for an aggregate purchase price of $2.9 million. Depending on the Company’s expected cash needs, the prevailing prices of its 9 1/2% senior notes and other factors, the Company may repurchase some amount of its outstanding 9 1/2% senior notes from time to time in the open market or otherwise.

Management believes the principal indicators of the Company’s liquidity are its cash position (total cash and cash equivalents), remaining availability under its bank credit facilities and its excess working capital. At July 3, 2009, the Company’s cash position was $2.9 million, an increase of $1.3 million from December 26, 2008. Additionally, the Company had an unsecured revolving credit facility, with maximum possible borrowings equal to $19.5 million, which expires in May 2011. Interest on any outstanding borrowings related to this line of credit is calculated at the prime rate, which was 3.25% on July 3, 2009, subject to a floor of 4.00%. At July 3, 2009, the Company had a $2.0 million outstanding balance under this line of credit. Da-Lite’s working capital position decreased to $16.7 million (including $2.9 million of total cash and cash equivalents) at July 3, 2009, from $25.1 million (including $1.6 million of total cash and cash equivalents) at December 26, 2008.

The Company’s Dutch subsidiary, Projecta, has an overdraft line of credit, with maximum possible borrowings equal to 1.5 million Euros. Interest on outstanding borrowings in Europe related to Projecta’s overdraft line of credit is calculated at the Fortis Basic Rate plus 1.50%, the sum of which was 6.50% on July 3, 2009. At July 3, 2009, Projecta had no outstanding balances under this credit facility.

Cash Flows

For the 27 weeks ended July 3, 2009, cash provided by operating activities was $16.6 million, as compared to $13.7 million for the 26 weeks ended June 27, 2008, an increase of $2.9 million or 20.8%, reflecting reduced net income, which was more than offset by reductions in inventories and accounts receivable and an increase in accrued expenses. Cash used in investing activities was $0.8 million for the 27 weeks ended July 3, 2009, as compared to cash provided by investing activities of $0.7 million for the 26 weeks ended June 27, 2008. Cash used in investing activities in 2009 resulted from capital expenditures of $0.8 million. In 2008, cash provided by investing activities resulted from maturities in short-term investments of $2.6 million partially offset by capital expenditures of $.9 million and purchase of minority shares of $1.0 million. Cash used in financing activities was $14.8 million during the 27 weeks ended July 3, 2009, as compared to $19.1 million for the 26 weeks ended June 27, 2008. The decrease in cash used in financing activities in 2009 was related to the receipt of proceeds from borrowings under the revolving credit facility of $2.0 million and a reduction in distributions to stockholders of $6.8 million, partially offset by a $5.0 million increase in retirement of the 9.5% Senior Notes due 2011.

Capital Expenditures

Capital expenditures were $0.8 million for the twenty seven weeks ended July 3, 2009 compared to $0.9 million for the twenty six weeks ended June 27, 2008. The Company’s management currently expects to spend approximately $1.5 million on capital expenditures in 2009, using cash generated from operations.

Contractual Obligations

The following table sets forth, as of July 3, 2009, certain of the Company’s contractual obligations:

	Payments due by period
Contractual Obligations	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
	(in millions)
Interest and principal payments for senior debt	$131.4	$10.5	$120.9	—	—
Interest and principal for line of credit	2.3	.1	2.2	—	—
Self-insurance letter of credit	0.5	0.5	—	—	—

Total	$134.2	$11.1	$123.1	—	—

Distributions

As a subchapter S corporation under the Internal Revenue Code of 1986, Da-Lite is not subject to U.S. federal income taxes. Instead, such taxes are payable by Da-Lite’s stockholders. Distributions are made by Da-Lite to its stockholders to pay estimated taxes relating to taxable income allocated to them by the Company on a quarterly basis. Tax related distributions were $4.3 million and $7.8 million for the 27 weeks ended July 3, 2009 and the 26 weeks ended June 27, 2008, respectively.

The Company paid regular distributions to its stockholders in 2009 at a monthly rate of $150 per share or $0.8 million in the aggregate for the months of January through March. The Company reduced the regular distribution to its stockholders to a monthly rate of $137.50 per share or $0.7 million in the aggregate in April of 2009 and discontinued making regular distributions thereafter. The Company paid regular distributions to its stockholders in 2008 at a monthly rate of $200 per share or $1.1 million in the aggregate, subject to the covenants contained in the indenture. The Company plans to continue making distributions to its stockholders to pay estimated taxes.

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

The Company’s sales are not materially dependent on a single customer or a small group of customers. No one individual customer balance represented more than 9% of the Company’s total outstanding receivables as of July 3, 2009. Credit risk associated with the Company’s receivables is representative of the geographic, industry and customer diversity associated with the Company’s global business.

The Company also maintains credit controls for evaluating and granting customer credit. As a result, the Company may require that customers provide some type of financial guarantee in certain circumstances.

Foreign Currency Risk

Da-Lite routinely uses forward exchange contracts to economically hedge raw material purchases from vendors outside of the country of purchase.

Interest Rate Risk

The Company has two credit facilities available for general corporate purposes that are subject to variable interest rates. Interest related to any outstanding balances on the Company’s $19.5 million revolving credit facility in the U.S. is calculated at 4.00% on July 3, 2009. At July 3, 2009, the Company had an outstanding balance of $2.0 million under this revolving credit facility. Interest on outstanding borrowings in Europe, related to Projecta’s overdraft line of credit, is calculated at the Fortis Basic Rate plus 1.50%, the sum of which was 6.50% on July 3, 2009. At July 3, 2009, Projecta had no outstanding balances under this credit facility.

At July 3, 2009, the Company had $110.4 million in fixed-rate long-term debt outstanding. There is no interest rate risk associated with the Company’s fixed rate debt. The fair market value of the fixed-rate debt (based on discounted cash flows reflecting borrowing rates currently available for debt with similar terms and maturities) varies with fluctuations in interest rates. A 10% decrease in interest rates would have changed the fair market value of the fixed-rate debt to approximately $99.2 million from the fair value of approximately $96.1 million at July 3, 2009. Note that financial instruments are described as cash or contractual obligations or rights to pay or receive cash. The fair value of all other financial instruments approximates the carrying value because of the short-term maturity of these instruments.

Item 4.	Controls and Procedures.

(a)	Evaluation of Disclosure Controls and Procedures. Based on the evaluation required by Rule 15d-15(e) under the Securities Exchange Act of 1934, the principal executive officer and principal financial officer of the Da-Lite have concluded that the Company’s disclosure controls and procedures (as defined in Rule 15d-15(e)) as of the end of the period covered by this report were effective to ensure that the information required to be disclosed by the Company in reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time period specified in SEC rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Act is accumulated and communicated to the issuer’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosures

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

Date: August 5, 2009

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