Form 10-Q
period 2009-10-02
DA-LITE SCREEN CO INC
filed 2009-11-04
CIK 881665

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended October 2, 2009

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

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☐    No  ☐

As of November 4, 2009, there were 5,389.62 shares of the registrant’s common stock outstanding (all of which are privately owned and are not traded on any public market).

i

PART I

FINANCIAL INFORMATION

Item 1.	Condensed Consolidated Financial Statements.

DA-LITE SCREEN COMPANY, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(Dollars in thousands, except par value amount)

	(Unaudited) As of October 2, 2009	As of December 26, 2008
Assets
Current Assets:
Cash and cash equivalents	$1,295	$1,633
Accounts receivable, less allowance for doubtful accounts	14,555	16,033
Inventories	9,046	14,442
Prepaid expenses and other	2,039	2,614
Prepaid income taxes	854	623

Total current assets	27,789	35,345

Property, plant and equipment	59,399	60,160
Less accumulated depreciation	42,677	42,531

Net property, plant, and equipment	16,722	17,629

Goodwill	20,440	26,353
Other assets, net	605	1,620

	$65,556	$80,947

Liabilities and Stockholders’ Deficit
Current liabilities:
Line of credit	$2,200	$—
Accounts payable	2,614	4,029
Accrued expenses
Interest	3,709	1,295
Other	5,062	4,935

Total accrued expenses	8,771	6,230

Total current liabilities	13,585	10,259
Long-term debt	101,955	119,730

Total liabilities	115,540	129,989

Commitments and contingencies (note 9)

Stockholders’ deficit:
Common stock, $1 par value. Authorized 1,000,000 shares; issued 10,686 shares	11	11
Additional paid-in capital	1,710	1,710
Accumulated deficit	(30,587)	(29,052)
Accumulated other comprehensive income	4,334	3,741
Less treasury stock, 5,296.38 shares at October 2, 2009 and December 26, 2008 at cost	(25,452)	(25,452)

Total stockholders’ deficit	(49,984)	(49,042)

	$65,556	$80,947

See accompanying notes to condensed consolidated financial statements.

DA-LITE SCREEN COMPANY, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Dollars in thousands, unaudited)

	13 Weeks Ended October 2, 2009	13 Weeks Ended September 26, 2008	40 Weeks Ended October 2, 2009	39 Weeks Ended September 26, 2008

Net sales	$33,793	$42,952	$98,890	$129,847
Cost of sales	20,714	26,883	63,558	79,820

Gross profit	13,079	16,069	35,332	50,027
Selling, general, and administrative expenses	4,418	4,888	14,957	16,911
Goodwill impairment	—	—	5,926	—

Operating income (loss)	8,661	11,181	14,449	33,116

Other expense (income):
Interest	2,914	3,044	9,295	9,361
Miscellaneous, net	(786)	60	(2,075)	85

Total other expense	2,128	3,104	7,220	9,446

Income (loss) before income taxes	6,533	8,077	7,229	23,670

Income tax expense (benefit)	(4)	204	(276)	800

Net income (loss)	$6,537	$7,873	$7,505	$22,870

See accompanying notes to condensed consolidated financial statements.

DA-LITE SCREEN COMPANY, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Dollars in thousands, unaudited)

	40 weeks Ended October 2, 2009	39 weeks Ended September 26, 2008
Cash flows from operating activities:
Net income	$7,505	$22,870
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	2,177	2,404
Amortization and write-off of debt issuance costs	1,014	618
Goodwill impairment	5,926	—
Gain on disposal of assets	—	(43)
Change in:
Accounts receivable	1,803	(914)
Inventories	5,497	(13)
Prepaid expenses and other	584	(132)
Accounts payable	(1,692)	(488)
Accrued expenses	2,277	3,435
Other	—	32

Net cash provided by operating activities	25,091	27,769

Cash flows from investing activities:
Proceeds from sale of assets	—	43
Payments for purchase of minority shares	—	(956)
Purchase of property, plant and equipment	(1,036)	(1,317)
Purchase of short-term investments	—	(5,000)
Maturities of short-term investments	—	2,550

Net cash used in investing activities	(1,036)	(4,680)

Cash flows from financing activities:
Proceeds from revolving credit facility	12,700	—
Payments on revolving credit facility	(10,500)	—
Payment to retire senior notes	(17,775)	(4,250)
Distributions to stockholders	(9,040)	(20,440)
Repurchase of common stock	—	(651)
Exercise of common stock options	—	132

Net cash used in financing activities	(24,615)	(25,209)

Effect of foreign currency exchange rate changes on cash and cash equivalents	222	(296)

Net change in cash and cash equivalents	(338)	(2416)
Cash and cash equivalents at beginning of period	1,633	5,704

Cash and cash equivalents at end of period	$1,295	$3,288

See accompanying notes to condensed consolidated financial statements.

DA-LITE SCREEN COMPANY, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

1.	Basis of Presentation

The financial data presented herein is unaudited and should be read in conjunction with the consolidated financial statements and accompanying notes included in the annual report on Form 10-K filed by Da-Lite Screen Company, Inc. (together with all of its subsidiaries, the “Company” or “Da-Lite”) for the fiscal year ended December 26, 2008. In the opinion of management, the accompanying unaudited condensed consolidated financial statements include all of the adjustments necessary for a fair presentation of the financial position, results of operations and cash flows for the interim periods presented. In accordance with Accounting Standards Codification (“ASC”) 855 in preparing the condensed consolidated financial statements, the Company has evaluated events and transactions occurring subsequent to the financial statement date through the financial statement issuance date of November 4, 2009 for potential recognition or disclosure. Results for interim periods should not be considered indicative of results for the full year.

The accompanying consolidated financial statements include the accounts of Da-Lite Screen Company, Inc. (Da-Lite), Da-Lite International, Inc., a domestic international sales corporation, and Projecta B.V. (Projecta), a Netherlands limited liability company, and Projecta’s wholly-owned subsidiary Procolor S.A.S. (Procolor), a French corporation. All intercompany accounts and transactions have been eliminated.

The Company operates on a 52/53-week fiscal year ending on the last Friday of December. The third quarters of 2009 and 2008 were 13-week periods and the first three quarters of 2009 and 2008 were 39–week and 40–week periods, respectively. The Company’s 2009 and 2008 fiscal years will be 53-week and 52-week years, respectively.

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

Revenue Recognition

The Company recognizes revenue when it has received an order from a customer, title has transferred to customer, the sales price is fixed or determinable and the collectability of sales price is reasonably assured. All amounts billed to customers in a sales transaction related to shipping and handling are recorded as revenue, and costs incurred by the Company for shipping and handling are recorded as cost of sales. Provision for customer sales allowances, returns and warranties are made at the time of shipment. The Company does not have any post-shipment obligations related to its sales such as installation, training or customer acceptance.

Allowance for Doubtful Accounts

The financial status of customers is routinely checked and monitored by the Company when granting credit. The Company provides an allowance for doubtful accounts based upon historical experience and management’s estimate of amounts to be collected from past due accounts.

Goodwill

Goodwill represents the excess of purchase price over the fair value of identifiable net assets acquired. The Company applies the provisions of ASC 350 “Intangibles-Goodwill and Other”, and management tests goodwill for impairment to determine whether its carrying value exceeds its implied fair value at least annually or more frequently if events or circumstances indicate that the carrying amount of goodwill may be impaired. The Company has three reporting units (Da-Lite US, Procolor S.A.S, and Projecta BV) of which only Da-Lite US and Projecta BV had goodwill as of December 26, 2008. As of October 2, 2009 the goodwill relates only to the Da-Lite reporting unit. The Company’s annual impairment testing date is the last day of the fiscal year.

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

Disclosures About Fair Value of Financial Instruments

Financial instruments are described as cash or contractual obligations or rights to pay or receive cash. The fair value of certain financial instruments approximates the carrying value because of the short-term maturity of these instruments. The estimated fair value of long-term debt is approximately $92.5 million and $105 million based upon the quoted market value at October 2, 2009 and December 26, 2008, respectively.

Recent Accounting Pronouncements

There were various accounting standards and interpretations issued recently, none of which are expected to have a material impact on the company’s financial position, operations or cash flows.

In June 2009, the FASB issued SFAS No. 168 (“SFAS 168”), “Accounting Standards Codification ™ and the Hierarchy of Generally Accepted Accounting Principles”. The FASB Accounting Standards Codification ™ (“Codification”) has become a source of authoritative accounting principles recognized by the FASB to be applied by nongovernmental entities in the preparation of financial statements in accordance with GAAP. All existing accounting standard documents are superseded by the Codification and any accounting literature not included in the Codification will not be authoritative. However, rules and interpretive releases of the Securities Exchange Commission (“SEC”) issued under the authority of federal securities laws will continue to be sources of authoritative GAAP for SEC registrants. SFAS 168 is effective for interim and annual reporting periods ending after September 15, 2009. Therefore, beginning with our quarter ended October 2, 2009, all references made by it to GAAP in its consolidated financial statements now use the new Codification numbering system. The Codification does not change or alter existing GAAP and, therefore, it is not having an impact on our financial position, results of operations and cash flows.

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

In the Indenture related to the 9 1/2% Senior Notes due 2011, the Company agreed to covenants that limit it and its restricted subsidiaries’ (i.e., Projecta B.V., Procolor S.A.S.) ability, among other things, to: (a) incur additional debt and issue preferred stock, (b) pay dividends, acquire shares of capital stock, make payments on subordinated debt or make investments, (c) place limitations on distributions from restricted subsidiaries, (d) issue or sell capital stock of restricted subsidiaries, (e) issue guarantees, (f) sell or exchange assets, (g) enter into transactions with stockholders and affiliates, (h) create liens and (i) effect mergers. In addition, if a change of control occurs, each holder of Notes will have the right to require the Company to repurchase all or part of the holder’s Notes at a price equal to 101% of their principal amount, plus any accrued interest to the date of purchase. The Company was in compliance with all covenants at October 2, 2009 and December 26, 2008.

On April 20, 2009, the Company entered into a new two-year arrangement for an unsecured revolving credit facility, with maximum possible borrowings equal to $19.5 million, with Lake City Bank (the “Bank”). The terms of the new two-year unsecured revolving credit facility are substantially similar to a pre-existing credit facility with the Bank that allowed for maximum borrowings of $15.0 million and which was due to expire on May 1, 2010. Interest on any outstanding borrowings related to the new line of credit is calculated at the prime rate, subject to an interest rate floor of 4.00%. As the prime rate is below the floor, the interest rate in effect as of October 2, 2009 was 4.00%. As of October 2, 2009, $2.2 million of borrowings were outstanding under this facility.

The Company’s Dutch subsidiary, Projecta, has an overdraft line of credit with maximum possible borrowings equal to 1.5 million Euros. Interest on outstanding borrowings in Europe related to Projecta’s overdraft line of credit is calculated at the Fortis Basic Rate plus 1.50%, the sum of which was 6.50% on October 2, 2009. At October 2, 2009, and December 26, 2008, Projecta had no outstanding balances under this credit facility

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

The stock option activity and weighted average exercise prices follow:

	Year to Date
	Options	Exercise Price	Aggregate Intrinsic Value (in thousands)
Outstanding at December 26, 2008	55	$17,079
Exercised	—	—

Outstanding at October 2, 2009	55	$17,079	$—

Exercisable at October 2, 2009	55	$17,079	$—

5.	Inventories

The Company accounts for its inventory at the lower of cost or market using the first-in, first-out (FIFO) method. Inventory is comprised of the following (in thousands):

	October 2, 2009	December 26, 2008
Raw materials	$6,623	$9,195
Work in progress	1,129	2,092
Finished goods	1,294	3,155

	$9,046	$14,442

6.	Accumulated Other Comprehensive Income

The only component of accumulated other comprehensive income as of October 2, 2009 and December 26, 2008 was for cumulative foreign exchange translation adjustments.

7.	Goodwill

The change in the carrying amount of goodwill by reportable segment is summarized as follows:

	US	Europe	Consolidated

Balance at December 26, 2008	$20,440	$5,913	$26,353
Foreign currency	—	13	13
Impairment	—	(5,926)	(5,926)

Balance at October 2, 2009	$20,440	$—	$20,440

During the second quarter of 2009, management determined that the sustained decline in revenues and the continued deterioration of the global economy were indicators of impairment as described in ASC 350 and as such, the Company performed a step one test for the potential impairment of the goodwill related to the Da-Lite US and Projecta BV reporting units. The Da-Lite US reporting unit passed the step one test and a step two test was not required.

The Projecta BV reporting unit failed the step one test and as a result the step two analysis was performed to determine the implied fair value of the reporting unit’s goodwill. As a result of the step two calculation, the goodwill of $5,926 at the Projecta BV reporting unit was deemed to be fully impaired and a resulting impairment charge was recorded in the thirteen week period ended July 3, 2009. The Company finalized the step two analysis during the third quarter and no adjustments to the financial statements were necessary as a result of this process.

The goodwill impairment charge is non-cash and does not affect the Company’s liquidity or compliance with debt covenants.

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

The following table presents financial information by segment for the periods stated (in thousands):

For the period ended:	13 Weeks Ended October 2, 2009	13 Weeks Ended September 26, 2008	40 Weeks Ended October 2, 2009	39 Weeks Ended September 26, 2008
Net sales:
United States	$28,747	$36,368	$84,299	$107,060
Europe	5,046	6,584	14,591	22,787

Total net sales	$33,793	$42,952	$98,890	$129,847

Operating income (loss):
United States	$8,267	$10,369	$20,985	$29,965
Europe	394	812	(6,536)	3,151

Total operating income (loss)	$8,661	$11,181	$14,449	$33,116

As of:	October 2, 2009	December 26, 2008
Total assets
United States	$48,461	$56,430
Europe	17,095	24,517

Total assets	$65,556	$80,947

9.	Commitments and Contingencies

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

Subsequent to October 2, 2009, the Company repurchased $4.0 million of the outstanding $102.0 million principal amount of its 9 1/2% Senior Notes due 2011 from the open market using cash on hand for an aggregate purchase price of $3.8 million. The Company retired these Notes and expects that the discount recorded on the transaction will more than offset the write-off of deferred financing costs related to the repurchase.

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

Critical Accounting Policies

Goodwill

The Company applies the provisions of ASC 350 “Intangibles- Goodwill and Other”, and management tests goodwill for impairment at least annually or more frequently if events or circumstances indicate that the carrying amount of goodwill may be impaired. The Company’s annual impairment testing date is the last day of the fiscal year.

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

Projecta BV failed the step one test and the step two impairment test was performed to determine the implied fair value of goodwill. To calculate the amount of the impairment charge, the Company allocated the fair value of the Projecta BV reporting unit to all of its assets and liabilities, including recognized and unrecognized intangible assets, in order to determine the implied fair value of goodwill. This allocation process required judgment and the use of additional valuation assumptions in deriving the individual fair values of Projecta BV’s assets and liabilities as if the reporting unit had been acquired in a business combination. As a result of the step two calculation, the goodwill of $5,926 at the Projecta BV reporting unit was deemed to be fully impaired and a resulting impairment charge was recorded in the thirteen week period ended July 3, 2009. The Company finalized the step two analysis during the third quarter and no adjustments to the financial statements were necessary as a result of this process.

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

There were no other changes in the forty week period ended October 2, 2009 to the application of critical accounting policies and estimates as described in our Annual Report on Form 10-K for the year ended December 26, 2009.

Recent Accounting Pronouncements

There were various accounting standards and interpretations issued recently, none of which are expected to have a material impact on the company’s financial position, operations or cash flows.

In June 2009, the FASB issued SFAS No. 168 (“SFAS 168”), “Accounting Standards Codification ™ and the Hierarchy of Generally Accepted Accounting Principles”. The FASB Accounting Standards Codification ™ (“Codification”) has become a source of authoritative accounting principles recognized by the FASB to be applied by nongovernmental entities in the preparation of financial statements in accordance with GAAP. All existing accounting standard documents are superseded by the Codification and any accounting literature not included in the Codification will not be authoritative. However, rules and interpretive releases of the Securities Exchange Commission (“SEC”) issued under the authority of federal securities laws will continue to be sources of authoritative GAAP for SEC registrants. SFAS 168 is effective for interim and annual reporting periods ending after September 15, 2009. Therefore, beginning with our quarter ended October 2, 2009, all references made by it to GAAP in its consolidated financial statements now use the new Codification numbering system. The Codification does not change or alter existing GAAP and, therefore, it is not having an impact on our financial position, results of operations and cash flows.

Results of Operations

Thirteen Weeks Ended October 2, 2009, Compared with Thirteen Weeks Ended September 26, 2008

Net Sales. Net sales were $33.8 million for the 13 weeks ended October 2, 2009, as compared to $43.0 million for the 13 weeks ended September 26, 2008, a decrease of $9.2 million or 21.4%. Net sales by the Company’s United States (U.S.) operations decreased 21.0%. In the U.S., electric screen sales decreased $2.8 million, wall screen sales decreased $1.6 million, and portable screen sales decreased $2.6 million, reflecting primarily decreases in volume. Sales were impacted by a slowdown in the economy, including the housing, Business/IT and Hospitality markets. Portable screen sales, in particular, were affected by declining demand from the rental and staging markets within the broader Hospitality market. Results also reflected increased competition from imports and larger plasma screens. Sales of other products decreased $0.7 million from 2008 levels. Net sales from the Company’s European subsidiaries decreased $1.5 million or 23.4%. Sales in Europe were also impacted by a slowdown in the economy. The stronger dollar produced a decrease of $0.2 million.

Cost of Sales. The cost of sales was $20.7 million for the 13 weeks ended October 2, 2009, as compared to $26.9 million for the 13 weeks ended September 26, 2008, a decrease of $6.2 million, or 23.0%. As a percentage of net sales, the cost of sales represented 61.3% in the 13 weeks ended October 2, 2009 and 62.6% for the 13 weeks ended September 26, 2008. This constitutes a 1.3 percentage point increase in margins. Margins at our U.S. facilities increased 1.5 points while margins at our European operations decreased 1.3 points. The increase at our U.S. facilities resulted from material cost savings. The European decreases resulted primarily from the decrease in product volumes.

Selling, General and Administrative Expenses. Selling, general and administrative expenses were $4.4 million for the 13 weeks ended October 2, 2009, as compared to $4.9 million for the 13 weeks ended September 26, 2008. Selling, general and administrative expenses in the U.S. decreased $0.4 million primarily as a result of a decrease in marketing costs.

Interest. Interest expense totaled $2.9 million for the 13 weeks ended October 2, 2009, as compared to $3.0 million for the 13 weeks ended September 26, 2008, a decrease of $0.1 million. The decrease was a result of a reduction in the outstanding amount of the 9.5% Senior Notes due 2011.

Miscellaneous, net. Miscellaneous, net was income of $0.8 million for the 13 weeks ended October 2, 2009, as compared to $0.1 million in expense for the 13 weeks ended September 26, 2008, an increase in income of $0.8 million reflecting the repurchase of debt at a discount in the 2009 period.

Income Taxes. As a subchapter S corporation for United States tax purposes, the Company is generally not subject to United States federal and state income taxation. Rather, the Company’s income, gains, losses, deductions and credits flow through to its stockholders, and the Company makes distributions to them to meet their tax obligations at an assumed maximum federal and state tax rate (based on the state with the highest tax rate in which any of the Company’s stockholders reside). This assumed rate was 40.4% for the 13 weeks ended October 2, 2009 and for the 13 weeks ended September 26, 2008. The Company pays foreign income taxes on the earnings of its European subsidiaries.

Net Income. As a result of the aforementioned factors, net income decreased $1.4 million from $7.9 million for the 13 weeks ended September 26, 2008 to $6.5 million for the 13 weeks ended October 2, 2009.

Results of Operations

Forty Weeks Ended October 2, 2009, Compared with Thirty Nine Weeks Ended September 26, 2008

Net Sales. Net sales were $98.9 million for the 40 weeks ended October 2, 2009, as compared to $129.8 million for the 39 weeks ended September 26, 2008, a decrease of $30.9 million or 23.8%. Net sales by the Company’s United States (U.S.) operations decreased 21.3%. In the U.S., electric screen sales decreased $7.6 million, wall screen sales decreased $4.1 million, and portable screen sales decreased $8.6 million, reflecting primarily decreases in volume. Sales were impacted by a slowdown in the economy, including the housing, Business/IT and Hospitality markets. Portable screen sales, in particular, were affected by declining demand from the rental and staging markets within the broader Hospitality market. Results also reflected increased competition from imports and larger plasma screens. Sales of other products decreased $2.6 million from 2008 levels. Net sales from the Company’s European subsidiaries decreased $8.2 million or 36.0%. Sales in Europe were also impacted by a slowdown in the economy. The stronger dollar produced a decrease of $1.6 million.

Cost of Sales. The cost of sales was $63.6 million for the 40 weeks ended October 2, 2009, as compared to $79.8 million for the 39 weeks ended September 26, 2008, a decrease of $16.2 million, or 20.4%. As a percentage of net sales, the cost of sales represented 64.3% in the 40 weeks ended October 2, 2009 and 61.5% for the 39 weeks ended September 26, 2008. This constitutes a 2.8 percentage point decrease in margins. Margins at our U.S. facilities decreased 1.9 points while margins at our European operations decreased 8.5 points. These decreases resulted primarily from the decrease in product volumes.

Selling, General and Administrative Expenses. Selling, general and administrative expenses were $15.0 million for the 40 weeks ended October 2, 2009, as compared to $16.9 million for the 39 weeks ended September 26, 2008. Selling, general and administrative expenses in the U.S. decreased $1.8 million as a result of a decrease in legal fees reflecting the settlement of patent litigation in 2008, and a decrease in marketing costs.

Goodwill Impairment. The goodwill impairment charge totaled $5.9 million for the 40 weeks ended October 2, 2009 as a result of the impairment charge taken at the Projecta BV reporting unit. There were no impairment charges in the 39 weeks ended September 26, 2008.

Interest. Interest expense totaled $9.3 million for the 40 weeks ended October 2, 2009, as compared to $9.4 million for the 39 weeks ended September 26, 2008, a decrease of $0.1 million. The decrease was a result of a reduction in the outstanding amount of the 9.5% Senior Notes due 2011.

Miscellaneous, net. Miscellaneous, net was an income of $2.1 million for the 40 weeks ended October 2, 2009, as compared to $0.1 million of expense in the 39 weeks ended September 26, 2008, an increase of $2.2 million, reflecting the increase in the repurchase of debt at a discount in the 2009 period.

Income Taxes. As a subchapter S corporation for United States tax purposes, the Company is generally not subject to United States federal and state income taxation. Rather, the Company’s income, gains, losses, deductions and credits flow through to its stockholders, and the Company makes distributions to them to meet their tax obligations at an assumed maximum federal and state tax rate (based on the state with the highest tax rate in which any of the Company’s stockholders reside). This assumed rate was 40.4% for the 40 weeks ended October 2, 2009 and for the 39 weeks ended September 26, 2008. The Company pays foreign income taxes on the earnings of its European subsidiaries.

Net Income. As a result of the aforementioned factors, net income decreased $15.4 million from $22.9 million for the 39 weeks ended September 26, 2008 to $7.5 million for the 40 weeks ended October 2, 2009.

Liquidity and Capital Resources

The Company expects to be able to fund its working capital requirements, interest expense, capital expenditures and its distributions to stockholders with cash generated from operations, although there can be no assurances in this regard. The financial results for the 40 weeks ended October 2, 2009 showed a substantial reduction from the results reported for the 39 weeks ended September 26, 2008, reflecting difficult economic conditions. As a result, the Company has been seeking to conserve resources. In this regard, the Company discontinued making cash distributions to its stockholders (other than distributions to pay estimated taxes) after having made a distribution of $137.50 per share in April of 2009.

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

The Company explores from time to time alternatives to establish new financing arrangements, which could be used to purchase or retire all or part or its outstanding senior notes. No assurance can be given as to the availability or terms of any such potential financing arrangements or whether the Company will elect to go forward with any financing arrangements that may be available.

In March 2009, the Company repurchased $5.0 million of the outstanding principal amount of its 9  1/2% senior notes from the open market for an aggregate purchase price of $4.3 million. In April 2009, the Company repurchased an additional $2.3 million principal amount of such notes for an aggregate purchase price of $2.0 million. In May 2009, the Company repurchased an additional $2.0 million principal amount of such notes for an aggregate purchase price of $1.7 million. In July 2009 the Company repurchased $3.3 million principal amount of such notes for an aggregate purchase price of $2.9 million. In August, 2009 the Company repurchased an additional $5.2 million principal amount of such notes for an aggregate purchase price of $4.7 million. The Company retired these notes and wrote-off the related deferred financing costs and recorded a gain of $2.2 million during the 40 weeks ended October 2, 2009 relating to the repurchase. In October 2009 the Company repurchased an additional $4.0 million principal amount of such notes for an aggregate purchase price of $3.8 million. Depending on the Company’s expected cash needs, the prevailing prices of its 9 1/2% senior notes and other factors, the Company may repurchase some amount of its outstanding 9 1/2 % senior notes from time to time in the open market or otherwise.

Management believes the principal indicators of the Company’s liquidity are its cash position (total cash and cash equivalents), remaining availability under its bank credit facilities and its excess working capital. At October 2, 2009, the Company’s cash position was $1.3 million, a decrease of $0.3 million from December 26, 2008. Additionally, the Company had an unsecured revolving credit facility, with maximum possible borrowings equal to $19.5 million, which expires in May 2011. Interest on any outstanding borrowings related to this line of credit is calculated at the prime rate, subject to a floor of 4.00%. As the prime rate is below the floor, the interest rate in effect as of October 2, 2009 was 4.00%. At October 2, 2009, the Company had a $2.2 million outstanding balance under this line of credit. Da-Lite’s working capital position decreased to $14.2 million (including $1.3 million of total cash and cash equivalents) at October 2, 2009, from $25.1 million (including $1.6 million of total cash and cash equivalents) at December 26, 2008.

The Company’s Dutch subsidiary, Projecta, has an overdraft line of credit, with maximum possible borrowings equal to 1.5 million Euros. Interest on outstanding borrowings in Europe related to Projecta’s overdraft line of credit is calculated at the Fortis Basic Rate plus 1.50%, the sum of which was 6.50% on October 2, 2009. At October 2, 2009, Projecta had no outstanding balances under this credit facility.

Cash Flows

For the 40 weeks ended October 2, 2009, cash provided by operating activities was $25.1 million, as compared to $27.8 million for the 39 weeks ended September 26, 2008, a decrease of $2.7 million or 9.8%, reflecting reduced net income. Cash used in investing activities was $1.0 million for the 40 weeks ended October 2, 2009, as compared to $4.7 million for the 39 weeks ended September 26, 2008. Cash used in investing activities in 2009 resulted from capital expenditures of $1.0 million. In 2008, cash used in investing activities resulted from the purchase of short-term investments of $5.0 million, capital expenditures of $1.3 million, and purchase of minority shares of $1.0 million partially offset by maturities in short-term investments of $2.6 million. Cash used in financing activities was $24.6 million during the 40 weeks ended October 2, 2009, as compared to $25.2 million for the 39 weeks ended September 26, 2008. The decrease in cash used in financing activities in 2009 was related to the receipt of proceeds from borrowings under the revolving credit facility of $2.2 million, and a reduction in distributions to stockholders of $11.4 million, partially offset by a $13.5 million increase in retirement of the 9.5% Senior Notes due 2011.

Capital Expenditures

Capital expenditures were $1.0 million for the forty weeks ended October 2, 2009 compared to $1.3 million for the thirty nine weeks ended September 26, 2008. The Company’s management currently expects to spend approximately $1.5 million on capital expenditures in 2009, using cash generated from operations.

Contractual Obligations

The following table sets forth, as of October 2, 2009, certain of the Company’s contractual obligations:

	Payments due by period
Contractual Obligations	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
	(in millions)
Interest and principal payments for senior debt	$121.3	$9.7	$111.6	—	—
Interest and principal for line of credit	2.3	.1	2.2	—	—
Self-insurance letter of credit	0.5	0.5	—	—	—

Total	$124.1	$10.3	$113.8	—	—

Distributions

As a subchapter S corporation under the Internal Revenue Code of 1986, Da-Lite is not subject to U.S. federal income taxes. Instead, such taxes are payable by Da-Lite’s stockholders. Distributions are made by Da-Lite to its stockholders to pay estimated taxes relating to taxable income allocated to them by the Company on a quarterly basis. Tax related distributions were $5.9 million and $10.7 million for the 40 weeks ended October 2, 2009 and the 39 weeks ended September 26, 2008, respectively.

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

The Company’s sales are not materially dependent on a single customer or a small group of customers. No one individual customer balance represented more than 11% of the Company’s total outstanding receivables as of October 2, 2009. Credit risk associated with the Company’s receivables is representative of the geographic, industry and customer diversity associated with the Company’s global business.

The Company also maintains credit controls for evaluating and granting customer credit. As a result, the Company may require that customers provide some type of financial guarantee in certain circumstances.

Foreign Currency Risk

Da-Lite routinely uses forward exchange contracts to economically hedge raw material purchases from vendors outside of the country of purchase.

Interest Rate Risk

The Company has two credit facilities available for general corporate purposes that are subject to variable interest rates. Interest related to any outstanding balances on the Company’s $19.5 million revolving credit facility in the U.S. is calculated at 4.00% on October 2, 2009. At October 2, 2009, the Company had an outstanding balance of $2.2 million under this revolving credit facility. Interest on outstanding borrowings in Europe, related to Projecta’s overdraft line of credit, is calculated at the Fortis Basic Rate plus 1.50%, the sum of which was 6.50% on October 2, 2009. At October 2, 2009, Projecta had no outstanding balances under this credit facility.

At October 2, 2009, the Company had $102.0 million in fixed-rate long-term debt outstanding. There is no interest rate risk associated with the Company’s fixed rate debt. The fair market value of the fixed-rate debt (based on discounted cash flows reflecting borrowing rates currently available for debt with similar terms and maturities) varies with fluctuations in interest rates. A 10% decrease in interest rates would have changed the fair market value of the fixed-rate debt to approximately $94.9 million from the fair value of approximately $92.5 million at October 2, 2009. Note that financial instruments are described as cash or contractual obligations or rights to pay or receive cash. The fair value of all other financial instruments approximates the carrying value because of the short-term maturity of these instruments.

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

Date: November 4, 2009

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