Form 10-K
period 2010-01-01
DA-LITE SCREEN CO INC
filed 2010-02-26
CIK 881665

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended January 1, 2010

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

As of February 25, 2010, there were 5,388.62 shares of the registrant’s common stock outstanding (all of which are privately owned and are not traded on any public market).

i

PART I

Item 1.	Business.

Da-Lite Screen Company, Inc. (together with all its subsidiaries, “we,” “our,” “us” or “our company”) is one of the world’s leading manufacturers and distributors of projection screens. Our projection screens, which are focused on the premium end of the large screen market, are used in a wide range of settings including conference rooms, educational institutions, live entertainment venues, meeting rooms, training facilities, houses of worship and private homes. Our products provide the viewer with an immersive visual experience in settings where a large screen adds to the communication of information or entertainment. Our projection screens are versatile and can be customized to fit the needs of unique viewing venues.

We have been manufacturing and distributing projection screens since 1909. We operate manufacturing facilities in both the United States and Europe and our products are sold through an extensive sales and distribution network in over 100 countries. We generated net sales and income before income taxes of $130.3 million and $11.4 million, respectively, in 2009. Net sales and income before income taxes were $166.2 million and $27.4 million, respectively, in 2008.

Market Overview

We design, manufacture and distribute projection screens and certain other audio visual equipment used in large-scale presentation systems. The audio visual industry spans a number of horizontal and vertical markets that incorporate visual displays in a wide variety of applications.

The audio visual industry is undergoing substantial changes, which are affecting the market for projection screens and our other products. Advances in technology have resulted in the greater use of audio visual presentations in a variety of contexts. These include more intensive use in business, hospitality, educational and governmental settings, as well as the emergence of houses of worship, home theaters and other venues (such as stadiums, arenas, museums, shopping malls and point-of-sale locations) as additional markets for audio visual presentations. Audio visual presentations are assuming increasing importance in more complex simulations and presentations in business, governmental, military, medical and entertainment contexts. Audio visual presentations are also being used more frequently for display signage for marketing and informational purposes.

Various developments are having an important effect on the projection screen industry. The enhanced capabilities of projectors and demand for large presentations has led to a growth in average screen sizes. Projectors are increasingly using a 16:9 format, which drives the demand for different screen sizes. In addition, the increasing use of small palm-sized projectors is resulting in an increased emphasis on light, portable screens. We expect this trend will accelerate if, as expected, cellular phones increasingly incorporate projection capabilities over the next few years. The greater adoption of 3D projection has led to the demand for projection screens better suited to 3D use. In addition, high definition projection technology (including 1080 progressive or “1080p” projectors) is increasing the need for screens suited to take advantage of these capabilities. Furthermore, increased use of audio visual presentations for display signage and video conferencing has increased the need for projection screens that work well in locations with high ambient light. At the same time, the increased use of larger flat-panel displays has lessened the demand for small projection screens.

As a result of these changes, there has been a shift in demand to larger screens (often with custom sizes, curves or other unusual design features) and screens incorporating new surfaces and other features to meet the needs of new technologies and applications. We have been a leader in developing innovative products to meet these new demands. Most of our projection screen sales now consist of screens measuring at least 100 inches diagonally.

Horizontal Markets

We address the needs of our customers by focusing on specific horizontal and vertical markets. Our horizontal markets consist of audio visual dealers, integrators and system consultants and architects.

Audio Visual Dealers, Integrators and System Consultants. The “dealer” market also includes distributors, integrators, system consultants, IT/Networking, facility/venue management personnel and manufacturers. This important market includes thousands of dealers that sell our products and distributors which are managed through our network of Sales Consultants and are supported by Sales Partners in our corporate headquarters in Warsaw, Indiana.

Architect Market. We believe that architects have more influence on purchasing decisions than any other parties involved in new building developments and tenant improvements. We put emphasis on this important market with increased training, support materials and communications.

Vertical Markets

We recognize that there are core vertical markets that utilize an abundance of audio visual equipment. These core vertical markets are also identified in the annual industry research conducted by InfoComm International, the audio visual industry’s major trade organization. We concentrate our vertical market efforts in Business/IT, Education, Government and Military, Houses of Worship and Hospitality with a special emphasis on the architect and the specification market.

Business/IT Market. The Business/IT market is the largest individual market in the industry in terms of customers and total revenue. We believe that this market will see the further convergence of audio visual and IT into an overall target within this market. Audio visual presentations are playing an increasing role in business and information technology, including traditional presentations and newer uses such as video conferencing, simulators and control centers. We also view the Business/IT market as representing the greatest potential source for projection screen revenue growth. With the advent of smaller and more powerful digital projectors and continued lower projector prices, we expect this vertical market to grow over time.

Hospitality Market. We have included two specific vertical markets under the broader Hospitality Market, Rental and Staging and Entertainment. The demand for audio visual equipment continues to grow as more sophisticated presentations are being utilized in conferences, meeting rooms, convention centers, entertainment events, stadiums, arenas, restaurants (such as sports bars), shopping malls and point-of-sale applications. We market products targeted at the special needs of companies that provide portable audio visual solutions. We provide customers in the Hospitality Market with high performance and reliable products that enhance presentations.

Education Market. Education has traditionally been an important market for projection screens. We believe that the education market is an important vertical market that is poised for future growth. We believe that digital technology has changed the way learning takes place and that educational institutions have expanded their audio visual capabilities and use of audio visual presentations. The post-secondary education market has become an increasingly important market for electric and large screen sales. We address the specific needs of this market with product features such as our CSR (Controlled Screen Return), an offering that assists in the quiet, controlled return of a manually-operated projection screen into its case.

Houses of Worship Market. Another growing market for our projection screens and accessories is Houses of Worship. Whether through renovation or new construction, worship facilities are equipping their properties with complete audio visual systems. These systems are used to enhance the experience of the congregation as well as, in many cases, to supplement or replace bound, printed hymnals and other materials. We believe that the Houses of Worship market is moving towards wider screen formats and that the demand for screens for use by pastors and choirs will continue to increase. Some of our other products, such as lecterns, are also finding applications in the Houses of Worship market.

Government and Military Market. We have an established reputation and are an industry leader in rear screen projection technology. This technological edge makes us a popular choice for critical installations, such as simulators related to pilot training and other applications in both the public and private sectors. The simulator market demands a high degree of specialization and product specific materials. Our Blue Ash, Ohio facility is skilled at developing and producing the highly technical materials required for these installations and helps to keep us at the forefront of projection screen research and development.

International Markets. International markets are important to us. Our European presence, with our subsidiaries in the Netherlands and France, positions us to capitalize on this market segment.

Home Theater Market. The Home Theater market is a small but important part of our revenue. As home theater projectors have evolved to provide higher performance at lower cost, the addition of a media room to one’s home has become a more affordable option for middle and upper income families. This is further supported by the greater availability of movies, sporting events and other content on broadcast television, cable television, broadcast satellite, DVDs and electronic games. The Home Theater market has also been influenced by the “cocooning” trends of families who want to enhance their range of activities in their homes. However, the slowdown in the United States housing market continues to adversely affect the Home Theater market.

Competitive Strengths

We believe that our competitive strengths include the following:

•

High Quality and Broad Product Line. We believe that we lead the industry with the quality and breadth of our product line and that we offer our customers more choices of projection screen surfaces and screen sizes than our competitors. We also manufacture and distribute other presentation products such as lecterns, easels, audio visual carts, projector mounts and brackets for flat-panel displays. Our extensive product line allows customers to meet a variety of their projection screen and presentation needs from a single source.

•

Product Innovations. We are recognized for developing new projection screen surfaces that enable customers to take advantage of the latest developments in projector technology and for introducing product features that add new levels of user convenience. For example, we introduced our 3D screens in 2008, our HD (high definition) progressive screens in 2009 and our Holo screens (designed for use in high ambient light venues) in 2010. We have won numerous awards for our product innovations.

•

Strong Brands. We believe that the Da-Lite® brand is the leading name in the projection screen industry and we are dedicated to maintaining our position by demonstrating industry leadership in product development, customer service and education. Our other recognized brands include Projecta® (projection screens and support furniture), Procolor® (projection screens), Fast-Fold® (portable screens), Oravisual® (easels and lecterns), Polacoat® (rear projection screens) and Advance Products® (audio visual carts, projector mounts and brackets for flat-panel displays).

•

Excellent Customer Service and Support. We offer excellent customer service and support through a dedicated staff of product specialists to assist dealers and end users in meeting their presentation needs. Our product specialists are certified by InfoComm International (“InfoComm”).

•

Strong Worldwide Distribution and Marketing Capabilities. We use a dedicated group of sales employees located throughout the United States to reach dealers that sell our products and other customers. Sales employees are required to be Certified Technical Specialists (“CTS”) qualified by InfoComm. In addition, we maintain relationships with distributors and dealers in over 100 countries throughout the world.

•

Development and Production Capabilities. Unlike many of our competitors, we produce most of our screen fabric, cases and rollers. In addition, our chemistry and other in-house capabilities enable us to create new screen surfaces and other product features. At the same time, we increasingly source materials and components internationally (especially in Asia) to reduce costs. We believe that our design, development and production capabilities, coupled with our international sourcing strategy, enable us to develop and produce innovative, high-quality products to meet evolving market needs on a prompt and cost-efficient basis.

•

Efficient and Flexible Manufacturing. We believe that our streamlined manufacturing processes and information systems allow us to offer our customers rapid order turnaround times, customizable product features and competitive pricing. Consequently, dealers that sell our products are able to conserve capital by keeping their inventory levels low while providing end users with more product choices and better service. We have increasingly adopted lean manufacturing techniques, including just-in-time inventory procedures and computerized “paperless” processes in a number of production applications.

•

Experienced and Capable Workforce and Management Team. Our highly motivated and flexible workforce remains an important source of ideas to improve productivity, develop new products and reduce costs on a continuing basis. We also have a very experienced and capable management team. Mr. Richard E. Lundin, our Chairman, President and Chief Executive Officer, and Ms. Judith D. Loughran, our Executive Vice President, joined us in 1989 as part of a leveraged buyout and have led our expansion strategy through internal growth and strategic acquisitions since then. Our senior management and six other senior employees have an average of 15 years of experience with us.

Company History

We are the successor to a business founded in Chicago in 1909 to manufacture projection screens primarily for the motion picture industry. The founder, Adele DeBerri, developed a silver painted canvas projection screen that quickly became the standard for the industry. We expanded rapidly in the 1950s and emerged as the preeminent manufacturer of projection screens in the world by developing the largest network of photographic distributors and dealers in the industry. We pioneered many innovations including the first tripod screen, electrically operated screen, perforated screen, glass beaded screen and rear projection screen. In 1957, a core group of 40 employees relocated from Chicago to Warsaw, Indiana where we continue to maintain our headquarters.

In 1984, Heritage Communications, Inc. (Heritage) acquired us and subsequently consolidated our operations with other Heritage presentation product operations including Welt/Safe-Lock (projection tables) and Oravisual (easels and lecterns).

In 1987, Tele-Communications, Inc. purchased Heritage and sought to divest the non-cable television portion of the business including our company. Our current management and major stockholders executed a leveraged buyout of our company in 1989.

In 1991, we acquired Projecta B.V., a European screen and audio visual furniture company. Two years later, we acquired Uni-Screen, a producer of home theater screens. In 1995, we purchased the Advance Products Company, Inc., an audio visual cart, projector mount and projector table company. We acquired Visual Structures, Inc., a video wall and rear screen support structure company, in 1999. We subsequently disposed of Visual Structures’ video wall activities and consolidated the rear screen support operations into our other operations. In 2001, we made our most recent acquisition by purchasing Procolor, a French projection screen manufacturer which further expanded our European presence.

Products

Our core business is the manufacturing of projection screens that are used in conjunction with projectors manufactured by other companies. Our projection screens can be found in a variety of settings including conference rooms, training facilities, educational institutions, entertainment and advertising venues, meeting rooms, houses of worship and private homes.

Screen sales, which accounted for approximately 85%, 85% and 84% of our net sales in 2009, 2008 and 2007, respectively, can be divided into three broad categories (i.e., electric, wall and portable), which can be further divided into approximately 20 different screen surfaces tailored to meet a variety of projection and viewing requirements. We have developed several new screen surfaces in recent years that have different characteristics with respect to the reflectivity of light, the resolution of the projected image and the width of the viewing angle to suit the changing capabilities of projection systems. Our comprehensive product catalog lists projection screens ranging in size from 40 inches by 40 inches, on the small end, to 60 feet by 90 feet, on the large end. Larger or specially shaped screens are produced on a custom order basis. We believe that our flexible and vertically integrated manufacturing processes allow us to deliver products to our customers more quickly than our competitors.

We believe that we are a leader in product quality and innovation. Our products are used in many high profile applications, including at the most recent Academy Awards and Grammy Awards presentations, the Google corporate campus and Taipei Building 101. Recent prominent product innovations include:

•

3D Screens. We introduced rear projection 3D screens and front projection 3D screens in 2008. These screens are designed for 3D applications and improve picture quality by substantially reducing the “ghosting” and double-imaging often resulting from 3D projection. Our 3D screens have won industry awards, such as the Rental and Staging Magazine award as the most innovative projection screen at InfoComm 2009, Custom Retailer Magazine’s “Excite” award at the Custom Electronic Design and Installation Association (CEDIA) Expo 2008 and Sound and Video Contractors’ Pick Hit Award at InfoComm 2008.

•

HD Progressive Screens. In 2009, we introduced our HD Progressive screens, which are designed to take advantage of the capabilities of high definition (1080p) projectors in home theater and other applications. These screens provide greater image uniformity and enhanced detail reproduction capability. These screens have received numerous awards, including NEC’s Best of InfoComm 2009 award, the Editor’s Choice Award 2009 from the Projector Central website and Custom Retailer Magazine’s “Excite” award at the CEDIA Expo 2009.

•

Holo Screens. In 2010, we have introduced our Holo screens, which are designed for use in large format display signage in high ambient light locations, such as stadiums, arenas, shopping malls and point-of-sale applications.

Electric Screens. Electrically operated screens are usually found in business meeting rooms, educational institutions, houses of worship and home theater applications. These products use a motorized roller system to raise or lower the viewing surface from a case and have the ability to be concealed in the ceiling or hung at the top of a wall. Electric screens accounted for approximately 46%, 43% and 41% of our net sales in 2009, 2008 and 2007, respectively.

Wall Screens. Wall screens are typically found in business meeting rooms, educational institutions and home theater applications. Wall screens are normally mounted on an exposed wall surface and may either be retractable or attached to a fixed frame. Wall screens accounted for approximately 19%, 19% and 19% of our net sales in 2009, 2008 and 2007, respectively.

Portable Screens. The Fast-Fold® line of portable screens are most often used in hotel meeting rooms, entertainment venues and other situations that require easy setup and quick removal. Our other portable screens include Insta-Theater® screens which rise from the floor or can be placed on a table and freestanding tripod screens. Portable screens accounted for approximately 20%, 22% and 23% of our net sales in 2009, 2008 and 2007, respectively.

Screen Materials. We manufacture screen materials used to assemble many of our branded products. Our management believes that this in-house capability provides a competitive and cost advantage in the projection screen industry. Outside sales of screen materials accounted for approximately 1%, 1% and 1% of our net sales in 2009, 2008 and 2007, respectively.

Other. We produce custom engineered rear projection systems and also manufacture a number of complementary products, including audio visual carts, projector mounts, brackets for flat-panel displays, easels, multi-media support furniture and lecterns. These items allow us to offer a complete product line that enables customers to satisfy many of their audio visual peripheral needs from a single source. Sales of other products and freight accounted for approximately 15%, 15% and 16% of our net sales in 2009, 2008 and 2007, respectively. This category includes amounts billed to customers for shipping.

Note 7 of the notes to our consolidated financial statements included herein contains information regarding our two reporting segments, the United States and Europe.

Distribution and Customers

We currently sell our products to more than 6,000 dealers or distributors in over 100 countries around the globe. We generally do not sell our products directly to end users. Furthermore, we have a broad customer base with no customer accounting for more than 4% of net sales in 2009 and with our top ten customers accounting for approximately 15% of net sales in 2009. Our wide product offering enables customers to consolidate purchasing requirements by using us as their primary supplier for a variety of audio visual and presentation items.

In the United States, we sell primarily through nonexclusive dealers, such as traditional audio visual resellers which sell products to end users. Outside of the United States, we sell to distributors which in turn sell to local dealers in their respective countries.

Sales and Marketing

We believe that the Da-Lite® brand is the leading name in the projection screen industry and we are dedicated to maintaining our position by demonstrating leadership in product development, manufacturing excellence, customer service and education. We are recognized by InfoComm as a Certified Audio Visual Solutions Provider, the industry standard certification for companies in the professional audio visual industry.

Sales. Our Sales division is categorized into five groups:

The Commercial Sales group is responsible for sales to the horizontal and vertical markets in the United States, Canada and South and Central America. The group consists of CTS certified Sales Consultants who assist our dealers with sales training, new product introductions and perform after sales service in their defined territories. Sales Consultants also present our product offerings to specific vertical markets including architects and specifiers who may be in positions to make specifying and/or purchasing decisions. Our Sales Consultants are our employees and are compensated through a monthly commission based upon payments received for products shipped to their respective territories.

The Home Theater Sales group consists of independent representatives located in the United States and Canada who specialize in the sale of projection screens and other products related to home theaters. These representatives, unlike the Sales Consultants in the Commercial Sales group, are not our employees and are compensated on a commission basis.

The International Sales team is responsible for managing our foreign distributors in Europe, Asia, Mexico, the Middle East and Africa. We sell products to distributors operating in these regions which in turn, market our products to local dealers.

The Bids and Quotes group is responsible for working with dealers on major projects.

The Internal Customer Service group is located in our Warsaw facility (our “Sales Partners”). Our product specialists receive extensive customer service and product application training and are required to be CTS certified to help ensure that they have sufficient knowledge to handle customer inquiries.

The Design Center offers design and engineering support to customers to assist in meeting challenging and innovative screen applications, as well as customization of wood products, such as lecterns, media work stations and equipment carts.

Marketing. In 2008, we shifted from a sales and manufacturing driven business model to a marketing driven model. The competition in the projection screen industry continues to intensify as the domestic market experiences increased marketing efforts from other projection screen manufacturers. We have developed a competitive strategy to market to horizontal and vertical markets, added marketing personnel and increased our advertising efforts.

Through key promotions, we were able to increase our internal marketing and sales expertise with our experienced personnel as well as adding the new position of Architectural Specialist to support the internal and external marketing efforts to the Architect Market.

Another part of the shift to marketing was the development of a comprehensive strategy that identified the need to position our company and our people to the horizontal targeted audience. This included research in specific vertical markets, a new corporate campaign and the implementation of vertical market tactics including advertising, sales support materials and targeted promotions.

The marketing plan recognized the need to communicate the efforts we are making to become a more environmentally friendly community and corporate neighbor. To this end, the Da-Lite Screen Green™ program was launched in the fourth quarter of 2007. Da-Lite Screen Green™ is the umbrella for all of our environmental or “green” programs. Over the past few years, we have successfully changed our paint lines in Warsaw to much more eco-friendly powder coated finishes that has drastically reduced our emissions of volatile organic compounds (VOCs). In the first quarter of 2008, we achieved ISO14001 certification.

Our website, www.da-lite.com, has played an increasingly important role in our marketing plan in recent years. The website is a core marketing resource and contains a complete product list accompanied with photos, detailed descriptions, specification data and pricing information. In addition, the website offers a Live Chat area where our representatives answer questions regarding our products and services. The website also provides comprehensive product information regarding the appropriate size and type of projection screen required for a given application. Information included on our website is not part of this report.

Trade shows are a key tool for audio visual companies to stay abreast of the most recent market developments. We utilize state-of-the-art display booths at trade shows throughout the year to promote our products to customers and other members of the audio visual industry.

We believe that maintaining the market leader position carries with it a responsibility to educate the customer base. In this regard, we have published white papers on presentation technology and our tradeshow participation includes a strong educational component.

Suppliers

We have developed strong relationships with a global network of suppliers and rely on these relationships to ensure that high quality inputs are delivered in a timely manner. Our principal purchased components include fabric, fabric substrates, chemicals and coatings used for screen surfaces, motors to operate electric screens, aluminum, packaging materials and steel. We actively evaluate our total supply chain costs and develop sourcing opportunities in various parts of the world to obtain high quality inputs for production and to manage our costs. In 2009, we enhanced our use of international suppliers, especially in Asia, and we are continuing this process to reduce materials and component costs. In some cases, we rely on a limited number of suppliers for key components or materials especially with regard to one type of fabric substrate. If one or more of these suppliers were to terminate production or otherwise stop providing us with materials, our financial results could be adversely affected.

Competition

We compete in the audio visual presentation equipment industry with a number of other manufacturers in the United States and overseas. On an international basis, we currently compete with many established projection screen manufacturers and a number of newer entrants from China and elsewhere. We also compete with a number of smaller companies in many of the local markets in which we are active. Although there are many manufacturers of projection screens, we believe that we have a larger market share in projection screens than the nearest competitor. We believe that we are the leader in both North America and Europe and that a Chinese company has the leading position in Asia. We believe that our reputation for quality and innovation, the breadth of our product line, our rapid delivery times, our customer support and our broad distribution network are key factors differentiating us from our competitors, some of whom compete primarily on price. Our small projection screens also compete with electronic devices such as larger flat-panel displays, Organic Light Emitting Diode (OLED) displays and interactive white boards.

Employees

Employees are a key part of our success and our management believes that relationships with our employees are excellent. As of January 1, 2010, we had approximately 440 employees in the United States (U.S.) and 125 employees in our European facilities. None of our U.S. employees are represented by unions while substantially all of our European employees are represented by unions. Management takes pride in developing a work environment that fosters a loyal culture with a focus on efficiency, quality and developing innovative methods to improve productivity. We have been able to avoid layoffs since 1991. Management believes this philosophy has instilled a collaborative and supportive environment that facilitates employee participation in improving productivity.

Environmental Matters

We are subject to various evolving federal, state, local and foreign environmental laws and regulations governing, among other things, emissions to air, discharge to waters and the generation, handling, storage, treatment and disposal of a variety of hazardous and non-hazardous substances and wastes. These laws and regulations provide for substantial fines and criminal sanctions for violations and impose liability for the costs of cleaning up and damages resulting from past spills, disposals or other releases. Although we are not aware of any material expenses required to be made by us to comply with environmental laws, there is no assurance material expenditures relating to environmental matters might not ultimately become necessary.

ISO. In 2008, We achieved ISO 14001:2004 certification for Environmental Management System (EMS) for our Warsaw facility. In 2003, we obtained the ISO 9001-2000 certification, an official quality designation covering all of our business processes at Projecta.

Greenguard. All of our screen fabrics have been certified by the Greenguard Environmental Institute (GEI). The Greenguard Environmental Institute is an industry independent, non-profit organization that oversees the Greenguard Certification Program, the largest independent certification program for low emitting products. As an ANSI Authorized Standards Developer, GEI establishes acceptable indoor air standards for indoor products, environments and buildings. Only one competitor has Greenguard certification.

Available Information

We are subject to the informational requirements of the Securities Exchange Act of 1934, as amended. Therefore, we file periodic reports and other information with the Securities and Exchange Commission (“SEC”). Such reports and other information may be obtained by visiting the Public Reference Room of the SEC at 100 F Street, NE, Washington, DC 20549 or by calling the SEC at 1-800-SEC-0330. In addition, the SEC maintains an Internet site (www.sec.gov) that contains reports and other information required that issuers file electronically.

We do not make our annual reports on Form 10-K, our quarterly reports on Form 10-Q, current reports on Form 8-K or amendments to those reports available on our website (www.da-lite.com) because our website is reserved for use as a focused marketing tool. We will provide electronic or paper copies of our filings free of charge upon request.

Item 1A.	Risk Factors.

Our business, our future performance and forward looking statements are affected by general industry and growth rates, general U.S. and non-U.S. economic and political conditions (including the global economy), competition, supplier relationships, interest rate and currency exchange rate fluctuations and other events. The following items are representative of the risks, uncertainties and other conditions that may impact our business, future performance and the forward looking statements that we make in this report or that we may make in the future.

We have been adversely affected by the current difficult economic and market conditions, including conditions in the residential and commercial real estate, Business/IT and Hospitality markets, and the continuation or worsening of these conditions could further negatively impact our results and financial condition.

Our success depends to a significant extent on numerous factors affecting business and consumer spending and residential and commercial construction, including economic conditions relating to the markets we serve. In the current weak economy, our customers have experienced reduced demand and, consequently, have reduced their level of spending and investment which has materially adversely affected our business and results of operations. For example, our results have been adversely affected in recent periods by a decline in residential construction, which reduces the demand for projection screens for home theaters, the declines in commercial construction and business investment generally, which reduces the demand in the Business/IT market, and the decline in convention activity has adversely affected the demand in the Hospitality market. Our net sales for the year ended January 1, 2010 were approximately $130.3 million, a decrease of $35.9 million from the year ended December 26, 2008. Our income before income taxes for the years ended January 1, 2010 and December 26, 2008 were $11.4 million and $27.4 million, respectively. The continuation or worsening of difficult economic and market conditions could further materially and negatively impact our business, financial condition and results of operations.

The increased demand for projection screens in some recent periods resulted in large part from changes in projector technology, the increased use of visual presentation tools and other industry trends. Any changes in these trends could adversely affect the demand for our products.

The demand for projection screens and other presentation products increased in some recent years largely as the result of the improved capabilities and lower costs of projectors, the increased use of visual presentation tools in business, education and other settings, and consumer interest in home theaters. Any changes in these or other industry trends, including the development of competing technologies, could adversely affect the demand for our products and could negatively impact our business, financial condition and results of operations.

Substantial competition from existing or new competitors or products could reduce our market share and harm our results.

The projection screen business is highly competitive with a number of participants in the United States and internationally, and we believe that competition has been intensifying. Although management believes that we have a substantially larger global market share in projection screens than our nearest competitor, we compete on an international basis with two other substantial competitors and a number of newer entrants from China and elsewhere. We also compete with a number of smaller companies in many of our local markets. There is no assurance that existing or new competitors in the United States, Europe, Asia or elsewhere will not gain market share. We also face increased competition for small projection screens from manufacturers of electronic devices such as larger flat-panel displays and OLED displays. There is no assurance that size, pricing or other improvements in these products or the development of new products, will not result in increased competitive pressure. Any increased competition could adversely affect our financial performance.

Our success depends on our ability to retain our senior management and other key personnel.

Our success depends to a significant extent on the efforts and abilities of our senior management team. The loss of one or more persons could have an adverse effect on our business. We currently do not have key executive insurance relating to our senior management team.

Our success also depends on our ability to hire, train and retain skilled workers in all areas of the business. From time to time, there may be a shortage of skilled labor that may make it more difficult and expensive for us to attract and retain qualified employees. If we are unable to attract and retain qualified individuals or our labor costs increase significantly, our operations would be adversely affected.

Shortages of materials or components could adversely affect our results.

Shortages of materials or components could adversely affect our results. In addition, there are certain materials and components, including one type of fabric substrate, as to which we have only a few suppliers. We increasingly source materials and components internationally, especially from Asia. Consequently, we may be increasingly susceptible to the effects of transportation difficulties or other supply disruptions. Any disruption in deliveries from these suppliers could hinder our ability to fulfill customer orders on a timely basis, which could adversely affect our business, financial condition and results of operations.

Changing technology requires us to make continued product innovations to remain competitive. Any failure to make innovations could adversely affect our competitive position.

Changes in technology create the demand for new screen surfaces and other product innovations. For example, screen surfaces that increase contrast rather than reflectivity have been required to make better use of the higher light output of newer projectors in many applications. If we fail to make needed product innovations, our competitive position and results will be adversely affected.

A casualty, work stoppage or Act of God relating to our Warsaw, Indiana facility or other facilities could adversely affect our results.

A large portion of our manufacturing and other operations are conducted at our headquarters facility in Warsaw, Indiana. Any interruption in manufacturing, head office or computer operations from fire, severe weather, accident or other calamity or work stoppage at this facility or our other facilities could have a material adverse effect on our reputation and results.

We may incur material liabilities under various environmental laws.

We are subject to various evolving federal, state, local and foreign environmental laws and regulations governing, among other things, emissions to air, discharge to waters and the generation, handling, storage, treatment and disposal of a variety of hazardous and non-hazardous substances and wastes. These laws and regulations provide for substantial fines and criminal sanctions for violations and impose liability for the costs of cleaning up and damages resulting from past spills, disposals or other releases. Although we are not aware of any material expenses required to be made by us to comply with environmental laws, there is no assurance that material expenditures relating to environmental matters might not ultimately become necessary.

Fluctuations in currency exchange rates could adversely affect our sales and profits.

We perform most of our manufacturing in the United States with the remainder of our manufacturing capability located in the Netherlands and France. Virtually all of our labor and overhead costs and many of our costs for components and supplies are in U.S. Dollars or Euros although we also procure an increasing amount of our materials and components in Asia. Furthermore, our customers are located throughout the world. Consequently, fluctuations in currency exchange rates could negatively affect our results.

We expect that we will need to refinance most of our current indebtedness on or before its maturity in May of 2011, and there is no assurance as to the cost or availability of this replacement financing.

Our 9 1/2% senior unsecured notes mature in May 2011 (the “9 1/2% senior notes”). Although we expect that we will be able to generate cash from operations to pay or prepay a portion of this indebtedness, we expect that we will need to refinance most of this indebtedness on or before its maturity date. Credit market conditions, as well as other economic conditions, currently are difficult. There is no assurance that such new financing will be available when needed or as to the cost or other terms of this financing.

We cannot make assurances that we will continue to qualify as an S corporation and will continue to be generally exempt from U.S. federal or state income taxes. A failure to qualify as an S corporation could subject us to U.S. federal and state income taxes.

We made an election to be treated as an S corporation for U.S. federal and state income tax purposes, commencing January 1, 1998, and an election to treat our eligible subsidiaries as qualified subchapter S subsidiaries for U.S. federal and state income tax purposes. As an S corporation, we are generally not subject to U.S. federal and most state income taxation on our income from U.S. operations. Rather, our income, gains, losses, deductions and credits generally flow through to our shareholders.

Section 1361 of the Internal Revenue Code of 1986, as amended (the “Code”), provides that a corporation that meets certain requirements may elect to be taxed as an S corporation. These requirements include but are not limited to: (1) the corporation having only certain types of shareholders; (2) the corporation having 100 shareholders or less; and (3) the corporation having only one class of stock. Our management believes that we presently meet the requirements to be treated as an S corporation.

We have not obtained a ruling from the Internal Revenue Service (“IRS”) or any state tax agency confirming that we will be treated as an S corporation or that our eligible subsidiaries will be treated as qualified subchapter S subsidiaries for U.S. federal and state income tax purposes. Nor have we obtained an opinion upon which an investor may rely to this effect. Furthermore, we cannot assure you that the applicable law and regulations will not change in a way that would result in our treatment as a corporation other than as an S corporation for U.S. federal and state income tax purposes in the future.

If for any reason we elect to change or lose our S corporation status or our subsidiaries lose their qualified subchapter S subsidiary status, we would be required to pay U.S. federal and state income tax thereby reducing the amount of cash available to repay our debt or to reinvest in our operations which generally would have a material adverse effect on our operating results and financial condition. Furthermore, if it were determined that we have not been a valid S corporation for prior taxable years, we could be subject to substantial claims for past-due U.S. federal and state income taxes, which could have a material adverse effect on our financial condition.

Item 1B.	Unresolved Staff Comments.

Not applicable.

Item 2.	Properties.

We conduct our business from the following facilities, all of which are owned by our company:

Location	Approximate Sq. Footage	Primary Function
Warsaw, Indiana	311,300	Main manufacturing facility and corporate headquarters
Blue Ash, Ohio	44,000	Screen fabric production, rear projection screens
Wichita, Kansas	130,000	Metal fabrication
Weert, Netherlands	160,000	Screen manufacturing, metal fabrication
Patay, France	43,560	Screen manufacturing

Warsaw Facility. The facility based in Warsaw, Indiana has the most extensive production capabilities and serves as our headquarters. At the Warsaw facility, we have continued to implement additional lean manufacturing techniques, including just-in-time inventory procedures and computerized “paperless” processes in a number of production applications.

Blue Ash (Cincinnati Area) Facility. The Blue Ash, Ohio facility is a much smaller plant that produces all of the flexible material used in the Fast-Fold portable screen product line and certain electric screens. The facility also supplies optical and structural components for our rear projection systems.

Wichita Facility. The Wichita, Kansas plant is largely a metal fabrication facility that produces carts and stands, projector mounts, easels and multi-media support furniture as well as some parts and sub-assemblies for products produced at the Warsaw facility. Wichita also acts as a central distribution center for certain products.

Weert Facility. The Weert, Netherlands facility is a vertically integrated manufacturing plant that produces front projection screens, carts and stands, and multi-media support furniture under the Projecta® brand name. We completed the construction of the 160,000 square foot facility in September 2004 and use this site to house our Dutch manufacturing and office personnel.

Patay Facility. We produce front projection screens at our Patay plant located south of Paris, France. These products are marketed under the Procolor® brand name.

Item 3.	Legal Proceedings.

We are involved in legal proceedings in the ordinary course of business. Our management believes that all pending litigation is routine in nature and that none of this litigation individually or in the aggregate is likely to have a material adverse effect on our results of operations or financial position.

Item 4.	[Reserved.]

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

As of January 1, 2010, there were 53 holders of record of our single-class of capital stock. No public trading market, or public exchange, for our common equity has been established.

As a subchapter S corporation under the Code, distributions are made by us to our shareholders to pay estimated taxes relating to taxable income allocated to them by us on a quarterly basis. Tax related distributions were $5.9 million and $10.7 million in 2009 and 2008, respectively.

In 2009, we paid $150 per share for regular distributions from January through March, and $137.50 per share in April. We did not pay any further regular distribution for the remainder of the fiscal year. The total regular distribution for 2009 was $3.2 million. In 2008, we paid regular distributions to our shareholders at the monthly rate of $200 per share or $1.1 million per month in the aggregate. The making of any regular distributions is subject to compliance with the covenants contained in the Indenture relating to our 9 1/2% senior notes.

During the fourth quarter of 2009, we repurchased 1 share of our common stock from a stockholder.

Item 6.	Selected Financial Data.

The following tables set forth our selected consolidated financial data. The selected consolidated financial data as of and for each of the years in the five-year period ended January 1, 2010 were derived from our audited consolidated financial statements.

	Year Ended (1)
	January 1, 2010	December 26, 2008	December 28, 2007	December 29, 2006	December 30, 2005
	(dollars in thousands)
Net sales	$130,294	$166,239	$170,164	$169,827	$165,634
Net income(2)(3)(4)	11,322	26,452	27,839	31,634	30,815
Distributions to shareholders	9,040	23,677	25,187	26,077	22,218
Total assets	63,250	80,947	91,901	97,496	93,089
Long-term debt	98,005	119,730	128,980	140,200	144,200
Shareholders’ deficit	(46,395)	(49,042)	(49,485)	(55,219)	(62,638)

(1)	We use a 52-week or 53-week fiscal year with the year always ending on or near December 31. Our fiscal years from 2005 to 2008 were 52-week years. Our 2009 fiscal year was a 53-week period.
(2)	The year ended January 1, 2010 included an impairment charge of $5,926 to write-off the entire amount of goodwill attributed to the Projecta BV reporting unit, as well as $720 of restructuring charges related to the restructuring of our European operations.
(3)	The year ended December 26, 2008 included an impairment charge of $440 to write-off the remaining amount of goodwill related to Projecta BV’s wholly owned subsidiary Procolor S.A.S.
(4)	The years ended December 26, 2008, December 28, 2007 and December 29, 2006 included legal costs and expenses related to a patent suit and related litigation, which were settled without any payment by either party in 2008.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Forward Looking Statements

This annual report on Form 10-K contains certain statements that may be deemed to be forward looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. All statements, other than statements of historical facts, included in this report are forward looking statements. When used in this report, the words “may,” “will,” “should,” “would,” “anticipate,” “estimate,” “expect,” “plan,” “believe,” “predict,” “potential,” “intend,” and similar expressions are intended to identify forward looking statements. Forward looking statements are subject to risks and uncertainties that could cause actual results to differ materially from those projected. These risks and uncertainties include, but are not limited to, changes in sales or industry trends, changes in economic conditions, competition, retention of senior management and other key personnel, availability of materials or components, ability to make continued product innovations, casualty or work stoppages at our facilities, adverse results of lawsuits against us and currency exchange rates, the availability of financing and other factors describe in “Item 1A. Risk Factors.” Forward looking statements are based on assumptions and assessments made by our management in light of their experience and their perception of historical trends, current conditions, expected future developments and other factors they believe to be appropriate. Readers of this report are cautioned not to place undue reliance on these forward looking statements as there can be no assurance that these forward looking statements will prove to be accurate. Our actual results could differ materially from those currently anticipated and discussed in the forward-looking statements as a result of risks and uncertainties set forth in this memorandum, including those set forth in Item 1A. “Risk Factors.” Management undertakes no obligation to update any forward looking statements. This cautionary statement is applicable to all forward looking statements contained in this report.

Overview

We are a leading manufacturer of projection screens primarily focused on the premium end of the large screen market. Projection screens are our main product line, and we produce three types: (1) electrically operated screens, which have the ability to retract into a concealed ceiling recess or into a wall-mounted case; (2) wall screens, which are normally mounted on an exposed wall surface and may either be manually retractable or attached to a rigid frame; and (3) portable screens that can easily be set up and removed. We also manufacture and sell custom engineered rear projection systems and complementary presentation products, including lecterns, easels, audio visual carts, conference cabinets, projector mounts and brackets for larger flat-panel displays. Projection screens sales accounted for 85% of our net sales in 2009 and 2008.

Improved capabilities, lower costs and greater portability of projectors, together with improved presentation tools, have driven projection screen sales in recent years. Projector sales by other companies are a primary driver of the demand for our projection screens. Many customers purchase projection screens as part of their installation of a new audio visual system or in connection with an upgrade of their existing audio visual systems.

Outlook

We believe that our primary competitive strengths are the quality and innovation of our products, the breadth of our product line and our excellent customer service. Sales for 2010 are difficult to forecast because we do not operate with a significant order backlog. However, we believe that we will continue to develop and market products to compete successfully.

Regular distributions to shareholders (distributions other than tax-related distributions) were stopped in 2009 and are not currently contemplated in 2010. We currently believe that cash generated from operations will be sufficient to cover our operating requirements, although there can be no assurances in this regard.

Results of Operations

Year Ended January 1, 2010, Compared with Year Ended December 26, 2008

Net Sales. Net sales were $130.3 million for 2009, as compared to net sales of $166.2 million for 2008, a decrease of $35.9 million or 21.6%. Net sales by our United States (U.S.) operations decreased 19.8%. In the U.S., electric screen sales decreased $8.3 million, wall screen sales decreased $4.6 million, portable screens sales decreased $9.4 million and other products decreased $4.8 million, reflecting primarily decreases in volume. Sales were impacted by a slowdown in the economy, including the housing, Business/IT and Hospitality markets. Portable screen sales, in particular, were affected by declining demand from the rental and staging markets within the broader Hospitality market. Results also reflected increased competition in the small screen market from imports and larger flat-panel displays. Net sales from our European subsidiaries decreased by $8.9 million or 30.3%. Sales in Europe were also impacted by a slowdown in the economy. The stronger dollar resulted in a decrease of $1.1 million in net sales.

Cost of Sales. Cost of sales were $83.9 million for 2009, as compared to $104.5 million for 2008, a decrease of $20.6 million or 19.7%. As a percentage of net sales, the cost of sales represented 64.4% and 62.9% for 2009 and 2008, respectively. This constitutes a 1.5 percentage point reduction in margin, which is attributable primarily to lower volumes, which was partially offset by cost cutting measures such as sourcing lower-cost materials and components internationally and increased adoption of lean manufacturing techniques. Benefits from cost-cutting measures were increasingly realized as the year progressed, so that our margins in the second half of the year improved from the first half of the year. Margins at our U.S. facilities decreased 0.3 point, while margins at our European operation decreased 7.2 points, reflecting the decrease in product volume.

Selling, General and Administrative Expenses. Selling, general and administrative expenses were $19.5 million for 2009, as compared to $21.7 million for 2008. Selling, general and administrative expenses in the U.S. decreased $2.0 million as a result of a decrease in legal fees reflecting the settlement of patent litigation in 2008, and a decrease in marketing costs. Selling, general and administrative expenses in Europe decreased $0.2 million primarily as a result of the stronger dollar.

Goodwill impairment. The goodwill impairment charges totaled $5.9 million for 2009, as compared to $0.4 million for 2008. Impairment charges were recorded at the Projecta BV reporting unit in 2009 and at the Procolor S.A.S. unit in 2008, which eliminated the goodwill for accounting purposes at these units.

Interest, net. Interest expense totaled $11.9 million for 2009, as compared to $12.5 million for 2008, a decrease of $0.6 million. The decrease resulted from the repurchase of the 9 1/2% senior notes.

Miscellaneous, net. Miscellaneous, net was income of $2.3 million for 2009, as compared to income of $0.3 million for 2008, an increase of $2.0 million. During 2009, we recorded income resulting from the discounts realized in retiring $21.7 million of our 9 1/2% senior notes; in 2008, we recorded income from the discounts realized in retiring $9.3 million of our 9 1/2% senior notes.

Income Taxes. As a subchapter S corporation for United States tax purposes, we are generally not subject to United States federal and state income taxation. Rather, our income, gains, losses, deductions and credits flow through to our shareholders and we make distributions to them to meet their tax obligations at an assumed maximum federal and state tax rate (based on the state with the highest tax rate in which any of our shareholders reside). This assumed rate was 40.4% during 2009 and 2008. This rate is expected to increase to approximately 42.3% assuming the scheduled expiration of Federal incentive tax reductions is not deferred or cancelled. We pay foreign income taxes on the earnings of our European subsidiaries.

Net Income. As a result of the aforementioned factors, net income decreased $15.2 million from $26.5 million in 2008 to $11.3 million in 2009.

Results of Operations

Year Ended December 26, 2008 Compared with Year Ended December 28, 2007

Net Sales. Net sales were $166.2 million for 2008, as compared to net sales of $170.2 million for 2007, a decrease of $4.0 million or 2.4%. Net sales by our United States (U.S.) operations decreased 3.5%. In the U.S., electric screen sales increased $0.4 million primarily because demand for electrically operated screens with viewing surfaces measuring 100 inches in diagonal and above grew somewhat. Wall screen sales decreased $0.9 million and portable screen sales decreased $1.6 million. Both were impacted by a slowdown in the economy and the housing market, especially during the fourth quarter. Results also reflected increased competition from imports and larger flat-panel displays. Sales of other products decreased $2.8 million from 2007 levels, a result of lower sales of screen fabric, audio visual carts and rear projection systems, attributed to a slowdown in the economy. Net sales from our European subsidiaries increased by $1.0 million or 3.5%. The stronger Euro produced an increase of $1.9 million that was partially offset by a decrease in revenue due to economic declines throughout Europe.

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

Interest, net. Interest expense totaled $12.5 million for 2008, as compared to $13.0 million for 2007, a decrease of $0.5 million. The decrease was a result of a reduction in the outstanding amount of the 9 1/2% senior notes.

Miscellaneous, net. Miscellaneous, net was income of $0.4 million for 2008, as compared to expense of $1.7 million for 2007, a decrease of $2.1 million. During 2008, we recorded income resulting from the discounts realized in retiring $9.3 million of our 9 1/2% senior notes; in 2007 we recorded expenses as a result of the premiums paid to retire $11.2 million of the 9 1/2% senior notes.

Income Taxes. As a subchapter S corporation for United States tax purposes, we are generally not subject to United States federal and state income taxation. Rather, our income, gains, losses, deductions and credits flow through to our shareholders and we make distributions to them to meet their tax obligations at an assumed maximum federal and state tax rate (based on the state with the highest tax rate in which any of our shareholders reside). This assumed rate was 40.4% during 2008 and 2007. We pay foreign income taxes on the earnings of our European subsidiaries.

Net Income. As a result of the aforementioned factors, net income decreased $1.3 million from $27.8 million in 2007 to $26.5 million in 2008.

Liquidity and Capital Resources

We expect to be able to fund our working capital requirements, interest expense, capital expenditures and our distributions to stockholders with cash generated from operations, although there can be no assurances in this regard. The financial results for 2009 showed a substantial reduction from the results reported for 2008, reflecting difficult economic conditions. As a result, we have been seeking to conserve resources. In this regard, we discontinued making cash distributions to our stockholders (other than distributions to pay estimated taxes) after having made a distribution of $137.50 per share in April of 2009.

Our bank debt and 9 1/2% senior notes become due in May of 2011. Although we expect that we will be able to generate cash from operations to pay or prepay a portion of this indebtedness, we expect that we will need to refinance most of this indebtedness on or before the respective maturity dates. Credit market conditions, as well as other economic conditions are difficult. There is no assurance that such new financing will be available when needed or as to the cost or other terms of this financing.

We are exploring alternatives to issue new debt or establish new financing arrangements in the near future, which could be used to retire all or part or our outstanding 9 1/2% senior notes. No assurance can be given as to the availability or terms of any such potential financing or whether we will elect to go forward with any financing alternatives that may be available.

In 2009, we repurchased $21.7 million of the outstanding principal amount of our 9 1/2% senior notes in the open market for an aggregate purchase price of $19.4 million. We retired these notes and wrote-off the related deferred financing costs and recorded a gain of $2.3 million in 2009 relating to the repurchases. Depending on our expected cash needs, the prevailing prices of our 9 1/2% senior notes and other factors, we may continue to repurchase some amount of our outstanding 9 1/2% senior notes from time to time in the open market or otherwise.

Management believes the principal indicators of our liquidity are our cash position (total cash and cash equivalents), remaining availability under our bank credit facilities and our excess working capital. At January 1, 2010, our cash position was $0.6 million, a decrease of $1.0 million from December 26, 2008. Additionally, we have an unsecured revolving credit facility, with maximum possible borrowings equal to $19.5 million, which expires in May 2011. This facility is subject to and cross-defaulted with the terms, conditions and covenants relating to our 9 1/2% senior notes. Interest on any outstanding borrowings related to this line of credit is calculated at the prime rate, subject to a floor of 4.00%. As the prime rate is below the floor, the interest rate in effect as of January 1, 2010 was 4.00%. At January 1, 2010, we had a $2.0 million outstanding balance under this line of credit. Our working capital position decreased to $13.5 million (including $0.6 million of total cash and cash equivalents) at January 1, 2010, from $25.1 million (including $1.6 million of total cash and cash equivalents) at December 26, 2008.

Our Dutch subsidiary, Projecta, has an overdraft line of credit, with maximum possible borrowings equal to 1.5 million Euros. Interest on outstanding borrowings in Europe related to Projecta’s overdraft line of credit is calculated at the Fortis Basic Rate plus 1.50%, the sum of which was 6.35% on January 1, 2010. At January 1, 2010, Projecta had no outstanding balances under this credit facility.

Cash Flows

Cash provided by operating activities in 2009 was $29.1 million, as compared to $30.4 million in 2008, a decrease of $1.3 million or 4.4% reflecting reduced net income that was partially offset by a decrease in inventory levels. Cash used in investing activities was $2.1 million in 2009, as compared to $0.3 million in 2008. Cash used in investing activities in 2009 resulted from capital expenditures of $2.0 million. Cash used in investing activities in 2008 resulted from a reduction in short-term investments of $2.6 million which was offset by capital expenditures of $1.9 million and the payments for purchase of minority shares of $1.0 million. Cash used in financing activities was $28.3 million in 2009, as compared to $34.0 million in 2008. The decrease in cash used for financing activities in 2009 was related to a decrease in distributions to shareholders of $14.6 million that was partially offset by an increase in payments to retire senior notes of $12.5 million. Our primary uses of cash provided by operating activities over the next twelve months are expected to consist of disbursements related to tax distributions to shareholders and capital expenditures.

Capital Expenditures

Capital expenditures were $2.0 million in 2009 and $1.9 million in 2008. Substantially all of the expenditures in 2009 and 2008 were related to machinery and equipment purchases. Our management currently expects to spend approximately $2.0 million on capital expenditures in 2010 using cash generated from operations.

Contractual Obligations

The following table sets forth, as of January 1, 2010, certain of our contractual obligations:

	Payments due by period
Contractual Obligations	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
	(in millions)
Interest and principal payments for senior debt	$112.0	$9.3	$102.7	$—	$—
Interest and principal payments on revolving credit facility	2.1	—	2.1	—	—
Self-insurance letter of credit	0.4	0.4	—	—	—

Total	$114.5	$9.7	$104.8	$—	$—

Distributions

As a subchapter S corporation under the Code, distributions are made by us to our stockholders to pay estimated taxes relating to taxable income allocated to them by us on a quarterly basis. Tax related distributions were $5.9 million in 2009 and $10.7 million in 2008.

We paid regular distributions to our stockholders in 2009 at a monthly rate of $150 per share or $0.8 million in the aggregate for the months of January through March. We reduced the regular distribution to our stockholders to a monthly rate of $137.50 per share or $0.7 million in the aggregate in April of 2009 and discontinued making regular distributions thereafter. We paid regular distributions to our stockholders in 2008 at a monthly rate of $200 per share or $1.1 million in the aggregate, subject to the covenants contained in the indenture. We plan to continue making distributions to our stockholders to pay estimated taxes.

Inflation

We manage our inflation risks by ongoing review of product selling prices and production costs. Management does not believe that inflation risks are material to our business, our consolidated financial position, results of operations or cash flows. However, there can be no assurance that future inflation will not have an adverse impact on our operating results and financial condition.

Environmental

We have incurred and in the future will continue to incur expenditures for matters relating to environmental control, remediation, monitoring and compliance. Our management believes that compliance with current environmental laws and regulations is not likely to have a material adverse effect on our financial condition, the results of our operations or our liquidity. However, environmental laws and regulations have changed rapidly in recent years and we may become subject to more stringent environmental laws and regulations in the future.

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

Revenue Recognition

We recognize revenue when we receive an order from a customer, title has transferred to a customer, the sales price is fixed or determinable and the collectability of the sales price is reasonably assured. All amounts billed to customers in a sales transaction related to shipping and handling are recorded as revenue, and costs incurred by us for shipping and handling are recorded as cost of sales. Provision for customer sales allowances, returns and warranties are made at the time of shipment. We do not have any post-shipment obligations related to our sales such as installation, training or customer acceptance.

Allowance for Doubtful Accounts

The financial status of customers is routinely checked and monitored by us when granting credit. We provide an allowance for doubtful accounts based upon historical experience and management’s estimate of amounts to be collected from past due accounts.

If circumstances change, for example, due to the occurrence of higher-than-expected defaults or a significant adverse change in a major customer’s ability to meet its financial obligations to us, estimates of recoverability of receivable amounts due could be reduced.

Goodwill

Goodwill represents the excess of purchase price over the fair value of identifiable net assets acquired. We apply the provisions of ASC 350 “Intangibles-Goodwill and Other” and management tests goodwill for impairment to determine whether its carrying value exceeds its implied fair value at least annually or more frequently if events or circumstances indicate that the carrying amount of goodwill may be impaired. We have three reporting units (Da-Lite US, Procolor S.A.S, and Projecta BV) of which only Da-Lite US had goodwill as of January 1, 2010. Our annual impairment testing date is the last day of the fiscal year.

The goodwill impairment test involves a two-step process. The first step is a comparison of each reporting unit’s fair value to its carrying value. We estimate fair value based on a combination of the market value approach and income approach using discounted cash flows. These valuations are based on assumptions and estimates including projected future cash flows, discount rates, and determination of appropriate market comparables. The fair value of each reporting unit is estimated using both methods and each method is given equal weighting in arriving at the fair value of the reporting unit.

The second step, if needed, requires us to allocate the fair value of the reporting unit derived in the first step to the fair value of the reporting unit’s net assets to calculate the implied value of the goodwill. If the carrying value of the reporting unit’s goodwill is in excess of the implied fair value of goodwill, an impairment charge is taken to reduce the goodwill to its implied fair value.

Changes in the market value, cash flow projections, and assumptions surrounding the fair value of assets and liabilities of our company could have a significant impact on whether or not goodwill is impaired and the amount of the impairment. Fair value estimates are made at a specific point in time, based on the relevant information. These estimates are subjective in nature and involve uncertainties and matters of significant judgments and therefore cannot be determined with precision. Any adverse change in these factors could have a significant impact on the recoverability of these assets and could have a material impact on our consolidated financial statements.

Disclosures About Fair Value of Financial Instruments

Financial instruments are described as cash or contractual obligations or rights to pay or receive cash. The fair value of certain financial instruments approximates the carrying value because of the short-term maturity of these instruments. The estimated fair value of long-term debt is approximately $97 million and $105 million based upon the quoted market value at January 1, 2010 and December 26, 2008, respectively.

Recent Accounting Pronouncements

There were various accounting standards and interpretations issued recently, none of which are expected to have a material impact on our financial position, operations or cash flows.

Selected Quarterly Financial Data (unaudited)

	First	Second	Third	Fourth
	(in thousands)
Year ended January 1, 2010
Net sales	$33,684	$31,413	$33,793	$31,404
Gross profit	11,643	10,610	13,079	11,096
Operating income (loss)(1)	6,748	(960)	8,661	6,558
Income (loss) before income taxes	4,080	(3,384)	6,533	4,215
Net income (loss)	4,124	(3,156)	6,537	3,817

Year ended December 26, 2008
Net sales	$42,282	$44,613	$42,952	$36,392
Gross profit	16,699	17,259	16,069	11,695
Operating income(2)	10,802	11,133	11,181	6,505
Income before income taxes	7,723	7,903	8,077	3,729
Net income	7,442	7,555	7,873	3,582

(1)	Operating income (loss) for the second quarter of fiscal 2009 reflects goodwill impairment of $5,926 related to the Projecta BV reporting unit. Results for fiscal 2009 also reflect restructuring charges of $720 related to the restructuring of our European operations, most of which charges were taken in the second quarter of the year.
(2)	Operating income for the fourth quarter of fiscal 2008 reflects goodwill impairment of $440 related to the Procolor reporting unit.

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk.

Concentration of Credit Risk

Financial instruments that potentially subject us to significant concentrations of credit risk consist primarily of cash and cash equivalents as well as accounts receivable. We maintain cash and cash equivalents with well capitalized financial institutions.

Our sales are not materially dependent on a single customer or a small group of customers. No one individual customer balance represented more than 10% of our total outstanding receivables as of January 1, 2010. Credit risk associated with our receivables is representative of the geographic, industry and customer diversity associated with our global business.

We also maintain credit controls for evaluating and granting customer credit. As a result, we may require that customers provide some type of financial guarantee in certain circumstances.

Financial instruments are described as cash or contractual obligations or rights to pay or receive cash. The fair value of certain financial instruments approximates the carrying value because of the short-term maturity of these instruments. The estimated fair value of long-term debt is approximately $97 million and $105 million based upon the quoted market value at January 1, 2010 and December 26, 2008, respectively.

Foreign Currency Risk

We routinely use forward foreign currency exchange contracts to hedge raw material purchases from vendors outside of the country of purchase. Gains and losses on these contracts offset changes in the related foreign currency denominated costs. At January 1, 2010, we had open forward exchange contracts with a notional amount of $1.3 million. The fair value of these open forward exchange contracts was not material.

Interest Rate Risk

We have two credit facilities available for general corporate purposes that are subject to variable interest rates. Interest related to any outstanding balances on our $19.5 million revolving credit facility in the U.S. is calculated at 4.00% on January 1, 2010. At January 1, 2010, we had an outstanding balance of $2.0 million under this revolving credit facility. Interest on outstanding borrowings in Europe, related to Projecta’s overdraft line of credit, is calculated at the Fortis Basic Rate plus 1.50%, the sum of which was 6.35% on January 1, 2010. At January 1, 2010, Projecta had no outstanding balances under this credit facility.

At January 1, 2010, we had $98.0 million in fixed-rate long-term debt outstanding. There is no interest rate risk associated with our fixed rate debt. The fair market value of the fixed-rate debt (based on discounted cash flows reflecting borrowing rates currently available for debt with similar terms and maturities) varies with fluctuations in interest rates. A 10% decrease in interest rates would have changed the fair market value of the fixed-rate debt to approximately $98.2 million from the fair value of approximately $96.8 million at January 1, 2010.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of

Da-Lite Screen Company, Inc.

Warsaw, Indiana

We have audited the accompanying consolidated balance sheets of Da-Lite Screen Company, Inc. and subsidiaries (the “Company”) as of January 1, 2010 and December 26, 2008, and the related consolidated statements of operations, shareholders’ deficit and comprehensive income, and cash flows for each of the three years in the period ended January 1, 2010. We also have audited the Company’s internal control over financial reporting as of January 1, 2010, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company’s management is responsible for these financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Report of Management on Internal Control over Financial Reporting. Our responsibility is to express an opinion on these financial statements and an opinion on the Company’s internal control over financial reporting based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions

A company’s internal control over financial reporting is a process designed by, or under the supervision of, the company’s principal executive and principal financial officers, or persons performing similar functions, and effected by the company’s board of directors, management, and other personnel to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of the inherent limitations of internal control over financial reporting, including the possibility of collusion or improper management override of controls, material misstatements due to error or fraud may not be prevented or detected on a timely basis. Also, projections of any evaluation of the effectiveness of the internal control over financial reporting to future periods are subject to the risk that the controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Da-Lite Screen Company, Inc. and subsidiaries as of January 1, 2010 and December 26, 2008, and the results of their operations and their cash flows for the three years in the period ended January 1, 2010, in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of January 1, 2010, based on the criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

/s/ DELOITTE & TOUCHE LLP

Indianapolis, Indiana

February 26, 2010

Item 8.	Financial Statements and Supplementary Data.

DA-LITE SCREEN COMPANY, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(Dollars in thousands, except par value amount)

	As of January 1, 2010	As of December 26, 2008
Assets
Current assets:
Cash and cash equivalents	$552	$1,633
Accounts receivable, less allowance for doubtful accounts of $591 and $539 in 2009 and 2008, respectively	13,559	16,033
Inventories	8,482	14,442
Prepaid expenses and other	2,045	2,614
Prepaid income taxes	519	623

Total current assets	25,157	35,345

Property, plant and equipment:
Land and land improvements	2,888	2,839
Buildings and building improvements	18,844	18,362
Machinery and equipment	30,456	29,772
Furniture and fixtures	7,837	8,727
Construction in-process	79	460

	60,104	60,160
Less accumulated depreciation	43,256	42,531

Net property, plant and equipment	16,848	17,629

Goodwill	20,440	26,353
Other assets, net	805	1,620

	$63,250	$80,947

Liabilities and Shareholders’ Deficit
Current liabilities:
Revolving credit facility	$1,975	$—
Checks written in excess of bank balance	890	—
Accounts payable	3,281	4,029
Accrued expenses:
Interest	1,167	1,295
Vacation	1,239	1,230
Other	3,088	3,705

Total accrued expenses	5,494	6,230

Total current liabilities	11,640	10,259
Long-term debt	98,005	119,730

Total liabilities	109,645	129,989

Commitments and Contingencies (Note 9)
Shareholders’ deficit:
Common stock, $1 par value. Authorized 1,000,000 shares; 10,686 shares issued and 5,388.62 and 5,389.62 shares outstanding at January 1, 2010 and December 26, 2008, respectively	11	11
Additional paid-in capital	1,710	1,710
Retained deficit	(26,770)	(29,052)
Accumulated other comprehensive income	4,120	3,741
Less treasury stock, 5,297.38 and 5,296.38 shares at cost at January 1, 2010 and December 26, 2008, respectively	(25,466)	(25,452)

Total shareholders’ deficit	(46,395)	(49,042)

	$63,250	$80,947

See accompanying notes to consolidated financial statements.

DA-LITE SCREEN COMPANY, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(Dollars in thousands)

	Year ended January 1, 2010	Year ended December 26, 2008	Year ended December 28, 2007
Net sales	$130,294	$166,239	$170,164
Cost of sales	83,866	104,517	106,068

Gross profit	46,428	61,722	64,096
Selling, general and administrative expenses	19,495	21,661	20,531
Goodwill impairment	5,926	440	—

Operating income	21,007	39,621	43,565

Other expense (income):
Interest, net	11,872	12,547	13,006
Miscellaneous, net	(2,309)	(325)	1,705

Total other expense	9,563	12,222	14,711

Income before income taxes	11,444	27,399	28,854

Income taxes	122	947	1,015

Net income	$11,322	$26,452	$27,839

See accompanying notes to consolidated financial statements.

DA-LITE SCREEN COMPANY, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ DEFICIT AND

COMPREHENSIVE INCOME

(Dollars in thousands, except per share amounts)

	Common Stock	Additional paid-in capital	Retained (deficit) earnings	Accumulated other comprehensive (loss) income	Treasury stock	Total
Balance at December 29, 2006	$11	$618	$(34,479)	$2,750	$(24,119)	$(55,219)

Comprehensive income:
Net income	—	—	27,839	—	—	27,839
Other comprehensive income:
Foreign currency translation adjustments	—	—	—	2,230	—	2,230

Total comprehensive income						30,069

Repurchase of common stock (16.5 shares)	—	—	—	—	(503)	(503)
Exercise of common stock options (79.0 shares)	—	997	—	—	358	1,355
Distributions to shareholders ($4,650.52 per share)	—	—	(25,187)	—	—	(25,187)

Balance at December 28, 2007	11	1,615	(31,827)	4,980	(24,264)	(49,485)

Comprehensive income:
Net income	—	—	26,452	—	—	26,452
Other comprehensive income:
Foreign currency translation adjustments	—	—	—	(1,239)	—	(1,239)

Total comprehensive income						25,213

Repurchase of common stock (45.0 shares)	—	—	—	—	(1,225)	(1,225)
Exercise of common stock options (8.0 shares)	—	95	—	—	37	132
Distributions to shareholders ($4,373.44 per share)	—	—	(23,677)	—	—	(23,677)

Balance at December 26, 2008	$11	$1,710	$(29,052)	$3,741	$(25,452)	$(49,042)

Comprehensive income:
Net income	—	—	11,322	—	—	11,322
Other comprehensive income:
Foreign currency translation adjustments	—	—	—	379	—	379

Total comprehensive income						11,701

Repurchase of common stock (1 share)	—	—	—	—	(14)	(14)
Distributions to shareholders ($1,677.18 per share)	—	—	(9,040)	—	—	(9,040)

Balance at January 1, 2010	$11	$1,710	$(26,770)	$4,120	$(25,466)	$(46,395)

See accompanying notes to consolidated financial statements.

DA-LITE SCREEN COMPANY, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Dollars in thousands)

	Year ended January 1, 2010	Year ended December 26, 2008	Year ended December 28, 2007
Cash flows from operating activities:
Net income	$11,322	$26,452	$27,839
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	2,905	3,176	3,420
Amortization and write-off of debt issuance costs	1,221	965	762
Goodwill impairment	5,926	440	—
(Gain) loss on disposal of assets	(1)	(43)	40
Change in:
Accounts receivable	2,780	1,296	(479)
Inventories	6,400	352	(1,002)
Prepaid expenses and other	588	(715)	(1,223)
Accounts payable	(1,048)	(591)	126
Accrued expenses	(1,019)	(940)	(439)
Other	(1)	30	139

Net cash provided by operating activities	29,073	30,422	29,183

Cash flows from investing activities:
Proceeds from sale of assets	3	41	74
Payments for purchase of minority shares	(26)	(956)	(434)
Purchase of property, plant and equipment	(2,043)	(1,896)	(1,755)
Purchases of short-term investments	—	(5,000)	(5,100)
Maturities of short-term investments	—	7,550	7,134

Net cash used in investing activities	(2,066)	(261)	(81)

Cash flows from financing activities:
Proceeds from revolving credit facility	19,000	—	—
Payments on revolving credit facility	(17,025)	—	—
Increase in checks written in excess of bank balance	890	—	—
Payments to retire senior notes	(21,725)	(9,250)	(11,220)
Distributions to shareholders	(9,040)	(23,677)	(25,187)
Payments of financing costs	(405)	—	—
Payments for repurchase of common stock	(14)	(1,225)	(503)
Proceeds from exercise of common stock options	—	132	1,355

Net cash used in financing activities	(28,319)	(34,020)	(35,555)

Effect of foreign currency exchange rate changes	231	(212)	(166)

Net change in cash and cash equivalents	(1,081)	(4,071)	(6,619)

Cash and cash equivalents at beginning of year	1,633	5,704	12,323

Cash and cash equivalents at end of year	$552	$1,633	$5,704

Supplemental disclosures of cash flow information:
Income taxes paid during the year	$18	$1,362	$1,087

Interest paid during the year	$12,000	$12,716	$13,198

See accompanying notes to consolidated financial statements.

DA-LITE SCREEN COMPANY, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years ended January 1, 2010, December 26, 2008 and December 28, 2007

(1) Summary of Significant Accounting Policies

(a) Organization

Da-Lite Screen Company, Inc. and subsidiaries (the “Company”) primarily manufactures projection screens and other meeting room equipment that are sold throughout the United States and a number of foreign countries. The Company’s principal operations are located in the United States and Europe.

Approximately 85%, 85% and 84% of the Company’s total net sales in 2009, 2008 and 2007, respectively, were from front projection screen sales. The Company’s ten largest customers accounted for approximately 15%, 14% and 13% of total net sales in 2009, 2008 and 2007, respectively. No customer accounted for more than 4% of the Company’s total net sales in each of 2009, 2008 and 2007.

(b) Principles of Consolidation

The accompanying consolidated financial statements include the accounts of Da-Lite Screen Company, Inc. (Da-Lite), Da-Lite International, Inc., a domestic international sales corporation, and Projecta B.V. (Projecta), a Netherlands limited liability company, which was 100% owned by Da-Lite at the end of 2009, 99.9% owned by Da-Lite at the end of 2008 (with the remaining 0.1% owned by Projecta employees) and Projecta’s wholly-owned subsidiary Procolor S.A.S. (Procolor), a French corporation. At the end of 2007 Projecta was 97.3% owned by Da-Lite (with the remaining 2.7% owned by Projecta employees). Procolor is a wholly-owned subsidiary of Projecta. All intercompany accounts and transactions have been eliminated.

In preparing the consolidated financial statements, the Company has evaluated events and transactions occurring subsequent to January 1, 2010 through the financial statements issuance date of February 26, 2010 for potential recognition or disclosure.

The Company operates on a 52/53-week year with the year always ending on a Friday. The fiscal year ended January 1, 2010 was a 53 week year, and the fiscal years ended December 26, 2008 and December 28, 2007 were 52-week years.

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

(f) Accounts Receivable

The financial status of customers are routinely checked and monitored by the Company when granting credit. The Company provides an allowance for doubtful accounts based upon historical experience and management’s analysis of past due accounts. At January 1, 2010 and December 26, 2008, no customer accounted for more than 10% of accounts receivable.

(g) Inventories

The Company accounts for its inventory at the lower of cost or market using the first-in, first-out (FIFO) method. Inventory is comprised of the following at (in thousands):

	January 1, 2010	December 26, 2008
Raw materials	$5,715	$9,195
Work in progress	915	2,092
Finished goods	1,852	3,155

	$8,482	$14,442

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

(i) Impairment of Long-lived Assets

The Company evaluates the carrying amount of long-lived assets held and used when events and circumstances warrant such a review. If the carrying amount of long-lived assets held and used exceeds the expected future undiscounted cash flows, a loss is recognized based on the amount by which the carrying value exceeds the fair market value of the assets. During the years ended January 1, 2010 and December 26, 2008, no such impairment was recognized.

(j) Goodwill

US GAAP requires that goodwill be tested at least annually for impairment or when events or changes in circumstances occur by determining whether the carrying amount of goodwill exceeds its implied fair value based on both a market value and income approach. The Company tests its goodwill for impaired assets on the last day of its fiscal year. Management has determined that goodwill was not impaired as of the January 1, 2010 annual impairment test.

Goodwill represents the excess of purchase price over fair value of identifiable net assets acquired. During the second quarter of 2009, management determined that the sustained decline in revenues and the continued deterioration of the global economy were indicators of impairment as described in ASC 350 and as such, the Company performed a step one test for the potential impairment of the goodwill related to the Da-Lite US and Projecta BV reporting units. The Da-Lite US reporting unit passed the step one test and a step two test was not required. The Projecta BV reporting unit failed the step one test and as a result the step two analysis was performed to determine the implied fair value of the reporting unit’s goodwill. As a result of the step two calculation, goodwill of $5.9 million for the Projecta BV reporting unit was deemed to be fully impaired and a resulting impairment charge was recorded in the thirteen week period ended July 3, 2009. The Company finalized the step two analysis during the third quarter and no adjustments to the financial statements were necessary as a result of this process.

Management determined the goodwill related to Projecta’s wholly-owned subsidiary Procolor S.A.S. was fully impaired and $.4 million was written-off in the fourth quarter of 2008. It was determined that the fair value of the subsidiary was no greater than the net asset value based upon a current and projected discounted cash flow analysis and an internal evaluation of the marketability of the net assets. Management has determined that goodwill was not impaired as of the fiscal year ended 2007. The remaining change in the goodwill balance between years is a result of foreign currency translation.

(k) Other Assets, Net

Other assets, net includes deferred financing costs of $4.1 million and $4.5 million less accumulated amortization of $3.3 million and $2.9 million at January 1, 2010 and December 26, 2008, respectively. The Company amortizes the deferred financing costs over the life of the long-term debt. In conjunction with the retirement of long-term debt, the Company writes-off the related deferred financing costs. Amortization and write-offs of the deferred financing costs are recognized as a component of interest expense.

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

(m) Product Warranties

At the time a sale is recognized, the Company estimates future warranty costs based on historical warranty claims. The Company has recorded a warranty reserve of $238,000 at January 1, 2010 and December 26, 2008 for estimated future warranty costs based upon past trends of actual warranty claims.

(n) Disclosures About Fair Value of Financial Instruments

Financial instruments are described as cash or contractual obligations or rights to pay or receive cash. The fair value of certain financial instruments approximates the carrying value because of the short-term maturity of these instruments. The estimated fair value of long-term debt is approximately $97 million and $105 million based upon the quoted market value at January 1, 2010 and December 26, 2008, respectively.

(o) Derivative Instruments

The Company uses derivative financial instruments selectively to offset exposure to market risks arising from changes in foreign exchange rates and interest rates. Derivative financial instruments used by the Company include forward foreign exchange contracts.

Derivative financial instruments are recorded in the balance sheet at fair value. Changes in the fair value of derivatives are recorded each period in earnings as the Company has not sought hedge accounting treatment.

The Company periodically uses forward foreign currency exchange contracts to hedge purchase orders. Gains or losses are recorded through operations and were not material in 2009, 2008 or 2007. There were open forward exchange contracts with notional amounts of $1.3 million at January 1, 2010 and December 26, 2008. The fair value of open forward exchange contracts was not material.

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

The Company files income tax returns in various state and foreign jurisdictions. State jurisdictions that remain subject to examination range from 2005 to 2008. Netherlands tax returns that remain subject to examination range from 2003 to 2008. The Company does not believe there will be any material changes in the unrecognized tax positions over the next 12 months.

The Company’s policy is to recognize interest and penalties accrued on any unrecognized tax benefits as a component of income tax expense. The Company has no accrued interest or penalties, and no such expenses were recognized during the 2009, 2008, and 2007 years.

(r) Research and Development

Research and development costs are expensed as incurred. Such costs are classified as part of cost of sales and were $268,000, $463,000 and $300,000 for the years ended January 1, 2010, December 26, 2008 and December 28, 2007, respectively.

(s) Recent Accounting Pronouncements

There were various accounting standards and interpretations issued recently, none of which are expected to have a material impact on the company’s financial position, operations or cash flows.

(2) Notes Payable, Revolving Credit Agreement, and Long-term Debt

Long-term debt at January 1, 2010 and December 26, 2008 consisted only of Senior Notes due in 2011.

The Company issued $160 million of 9 1/2% senior unsecured notes due in May 2011 during fiscal year 2004, which were subsequently exchanged for substantially identical notes that were registered with the Securities and Exchange Commission (the “9 1/2% Senior Notes due 2011” or “Notes”). The net proceeds from the issuance of the Notes were used during fiscal year 2004 to retire approximately $15 million of indebtedness outstanding under a then existing credit facility, to pay a special distribution to stockholders of approximately $134.6 million and for general corporate purposes. For the twelve-month period which commenced on May 15, 2009, the Company may redeem any of the Notes at an initial redemption price of 102.3% of their principal amount plus accrued interest. Any outstanding principal is due in May 2011 and interest is payable semi-annually in arrears on May 15 and November 15 of each year.

In the Indenture related to the 9 1/2% Senior Notes due 2011, the Company agreed to covenants that limit it and its restricted subsidiaries’ (i.e., Projecta B.V., Procolor S.A.S.) ability, among other things, to: (a) incur additional debt and issue preferred stock, (b) pay dividends, acquire shares of capital stock, make payments on subordinated debt or make investments, (c) place limitations on distributions from restricted subsidiaries, (d) issue or sell capital stock of restricted subsidiaries, (e) issue guarantees, (f) sell or exchange assets, (g) enter into transactions with stockholders and affiliates, (h) create liens and (i) effect mergers. In addition, if a change of control occurs, each holder of Notes will have the right to require the Company to repurchase all or part of the holder’s Notes at a price equal to 101% of their principal amount, plus any accrued interest to the date of purchase. The Company was in compliance with all covenants at January 1, 2010 and December 26, 2008.

The Company’s bank debt and 9 1/2% senior notes become due in May of 2011. Although the Company expects that it will be able to generate cash from operations to pay or prepay a portion of this indebtedness, the Company expects that it will need to refinance most of this indebtedness on or before the respective maturity dates. Credit market conditions, as well as other economic conditions are difficult. There is no assurance that such new financing will be available when needed or as to the cost or other terms of this financing.

The Company is exploring alternatives to issue new debt or establish new financing arrangements, which could be used to purchase or retire all or part of its outstanding 9 1/2% senior notes. No assurance can be given as to the availability or terms of any such potential financing or whether the Company will elect to go forward with any financing alternatives that may be available.

On April 20, 2009, the Company entered into a new two-year arrangement for an unsecured revolving credit facility, with maximum possible borrowings equal to $19.5 million, with Lake City Bank (the “Bank”). The terms of the new two-year unsecured revolving credit facility are substantially similar to a pre-existing credit facility with the Bank that allowed for maximum borrowings of $15 million and which was due to expire on May 1, 2010. Interest on any outstanding borrowings related to the new line of credit is calculated at the prime rate, subject to an interest rate floor of 4.00%. As the prime rate is below the floor, the interest rate in effect as of January 1, 2010 was 4.00%. As of January 1, 2010, $2 million of borrowings were outstanding under this facility.

The Company’s Dutch subsidiary, Projecta, has an overdraft line of credit with maximum possible borrowings equal to 1.5 million Euros. Interest on outstanding borrowings related to this line of credit is calculated at the Fortis basic rate plus 1.50%, the sum of which was 6.35% on January 1, 2010. At January 1, 2010 and December 26, 2008, Projecta had no outstanding balances under this line of credit.

The Company has provided an insurance carrier with a standby letter of credit for $0.4 million for self-insured amounts under its insurance program.

(3) Income Taxes

The Company is taxed as a S-Corporation in the U.S. and therefore does not provide for U.S. federal and state income taxes. As a result, all income tax expense results from foreign operations.

The Company does not have significant differences between book and tax in the foreign jurisdictions in which it operates and as a result there are no significant deferred tax assets or liabilities. The Company had net operating loss carryforwards of $243,000 as of December 26, 2008 related to operations in France. In 2009, the Company recorded a full valuation allowance against net operating loss tax asset in France resulting in a valuation allowance of $378,000.

The difference between the U.S. statutory tax rate and the Company’s effective income tax rate is attributable to S corporation income that is not subject to federal and state tax and tax rates in foreign jurisdictions at a rate which varies from the U.S. statutory rate.

(4) Profit Sharing and Retirement Plans

Da-Lite has a 401(k) retirement plan covering all full-time Da-Lite employees meeting certain service requirements. Under the terms of the plan, employees can contribute up to 16% of maximum compensation as prescribed by law to the plan and Da-Lite may match 50% of the first 6% contributed by the employees. Effective October 1, 2006, Da-Lite resumed matching 50% of employee contributions up to 6% of salary. Da-Lite again temporarily suspended the match effective February 1, 2008 and resumed the match effective July 1, 2008. Da-Lite again suspended the match for the year 2009. Da-Lite recorded approximately $5,000, $205,000 and $326,000 in matching contributions for the years ended January 1, 2010, December 26, 2008, and December 28, 2007, respectively. Also, under the terms of the plan, Da-Lite may make discretionary profit sharing contributions. The discretionary contributions are determined by management. Da-Lite did not accrue any discretionary contributions to the plan for the years ended December 26, 2008, December 28, 2007, and December 29, 2006, respectively. Projecta is a participant in a multi-employer benefit plan covering substantially all Projecta employees. For the years ended January 1, 2010, December 26, 2008 and December 28, 2007, Projecta made contributions of approximately $718,000, $541,000 and $464,000, respectively.

(5) Stock Options

The Company has a nonqualified stock option plan under which options are granted to certain employees. Options under the plan generally vest one-fifth each year from the anniversary date. During 2004, the Company also granted options to certain employees that were immediately 100% vested. The options expire after ten years from the date of grant. The Company used the Black-Scholes option pricing model using the minimum value method. The Company did not grant awards during 2009, 2008 and 2007.

The stock option activity and weighted average exercise prices follow:

	Number of Shares Under Option	Weighted Average Exercise Price	Options Exercisable	Weighted Average Exercise Price
Outstanding, December 26, 2008	55	$17,079	55	$17,079
Granted	—	—
Exercised	—	—
Forfeited	(1)	—	(1)

Outstanding, January 1, 2010	54	$17,110	54	$17,110

Vested or expected to be vested	54	$17,110

There were no options exercised in 2009. In 2008, the aggregate intrinsic value of options exercised was $0.1 million and $1 million in 2007. The aggregate intrinsic value of options outstanding, options exercisable, and options vested or expected to vest as of January 1, 2010 was $0.0 million, $1.2 million in 2008, and $0.5 million in 2007. The weighted average contractual term of options outstanding, options exercisable and options vested and expected to vest as of January 1, 2010 was 4.4 years. Cash received from exercise of stock options was $0.0 million in 2009 and $0.1 million in 2008. The Company does not have a policy for issuing shares or using treasury shares when stock options are exercised.

(6) Goodwill

The changes in the carrying amount of goodwill for the year ended January 1, 2010, is as follows (in thousands):

	2009	2008
Balance at beginning of year:
Goodwill	$26,793	$27,129
Accumulated impairment losses	(440)	—

	26,353	27,129
Foreign currency translation	13	(336)
Impairment	(5,926)	(440)

Balance at end of year:
Goodwill	26,806	26,793
Accumulated impairment losses	(6,366)	(440)

	$20,440	$26,353

(7) Financial Information about Industry Segments

The Company primarily manufactures projection screens and other meeting room equipment that are sold throughout the United States and Europe. Based on its operations, the Company has two reportable segments: United States and Europe. The United States segment includes the operations of Da-Lite excluding its foreign subsidiaries. The Europe segment includes the operations of Projecta and Procolor. All intersegment transactions have been eliminated. Information regarding the sales of specific product categories within the Company’s geographic business segments is not presented because it is not practical to determine these amounts.

Operating cash flow is the measure reported to the chief operating decision maker for use in assessing segment performance and allocating resources. Operating cash flow for segment reporting is net sales less operating costs and does not include depreciation and amortization or interest expense. The Company does not allocate costs between segments.

The following table presents financial information by segment: (in thousands)

	January 1, 2010	December 26, 2008	December 28, 2007
For the years ended:
Net sales:
United States	$109,832	$136,869	$141,779
Europe	20,462	29,370	28,385

Total net sales	$130,294	$166,239	$170,164

Operating income:
United States	$27,722	$36,244	$39,095
Europe	(6,715)	3,377	4,470

Total operating income	$21,007	$39,621	$43,565

Income before income taxes:
United States	$18,196	$24,020	$24,869
Europe	(6,752)	3,412	4,108

Total income before income taxes	$11,444	$27,432	$28,917

Net income:
United States	$18,196	$24,020	$24,869
Europe	(6,874)	2,432	2,970

Total net income	$11,322	$26,452	$27,839

Purchase of property, plant and equipment
United States	$1,746	$1,280	$1,580
Europe	297	616	175

Total purchases of property, plant and equipment	$2,043	$1,896	$1,755

Depreciation
United States	$1,988	$2,208	$2,434
Europe	917	968	986

Total depreciation	$2,905	$3,176	$3,420

	January 1, 2010	December 26, 2008
As of:
Total assets:
United States	$47,751	$57,088
Europe	15,499	23,859

Total assets	$63,250	$80,947

Goodwill:
United States	$20,440	$20,440
Europe	—	5,913

Total goodwill	$20,440	$26,353

(8) Accumulated Other Comprehensive Income (Loss)

The only component of accumulated other comprehensive income as of January 1, 2010 and December 26, 2008 was for cumulative foreign exchange translation adjustments.

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

(10) Valuation and Qualifying Accounts

Description	Balance at beginning of year	Charges to Costs and expenses	Deductions	Balance at end of year
	(in thousands)
Allowance for doubtful accounts:
Year ended January 1, 2010	$539	$799	$(747)	$591
Year ended December 26, 2008	369	509	(339)	539
Year ended December 28, 2007	533	757	(921)	369

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A.	Controls and Procedures.

(a)	Evaluation of Disclosure Controls and Procedures. Based on the evaluation required by Rule 15d-15(e) under the Securities Exchange Act of 1934, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures (as defined in Rule 15d-15(e)) as of the end of the period covered by this report were effective to ensure that the information required to be disclosed by us in reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time period specified in SEC rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Act is accumulated and communicated to the issuer’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosures.

(b)	Report of Management on Internal Control Over Financial Reporting. Our management, including our principal executive officer and principal financial officer, is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f)).

As of the end of the period covered by this annual report, our management, under the supervision and with the participation of our principal executive officer and principal financial officer, assessed the effectiveness of the design and operation of our internal controls over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f)). The management based this assessment on criteria for effective internal control over financial reporting described in “Internal Control—Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based upon that evaluation, the principal executive officer and principal financial officer concluded that we maintained effective internal control over financial reporting at the reasonable assurance level.

Our internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States of America. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with policies or procedures may deteriorate.

(c)	Changes in Internal Control Over Financial Reporting. There were no changes in our internal control over financial reporting that occurred during the last fiscal quarter that has materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.	Other Information.

None.

PART III

Item 10.	Directors and Executive Officers of the Registrant.

The following table sets forth information regarding our executive officers and directors as of January 1, 2010.

Name	Age	Position
Richard E. Lundin	58	Chairman, President and Chief Executive Officer
Judith D. Loughran	62	Executive Vice President
Jerry C. Young	62	Vice President—Finance and Chief Financial Officer
James M. Hoak	66	Lead Director
James S. Cownie	65	Director
Wayne Kern	77	Director
David J. Lundquist	67	Director
David N. Walthall	64	Director

Richard E. Lundin. Mr. Lundin has been our President and Chief Executive Officer since 1989 and has served as Chairman of the Board since 1998. After being named President of Gulf & Western’s Healthcare Division (a manufacturer of patient handling equipment) in 1982 at the age of 30, Mr. Lundin went on to be President of two other companies before accepting his position with us in 1989.

Judith D. Loughran. Ms. Loughran became our Executive Vice President in 2005. From 1998 to 2004 she was our Senior Vice President—Sales and Marketing and from 1989 to 1998 she was our Vice President—Sales and Marketing. Ms. Loughran was employed by Thonet Industries (a manufacturer of furniture) in York, Pennsylvania from 1982 to 1986, where she first worked for Mr. Lundin. From 1986 through 1989 she worked for Cole Office Environment (a furniture manufacturer), also in York.

Jerry C. Young. Mr. Young has been the our Vice President—Finance and Chief Financial Officer since 1999. Mr. Young’s background includes working for Price Waterhouse, Clark Equipment, Zimmer Inc. (a manufacturer of orthopedic implants which was a subsidiary of Bristol-Myers Squibb Company while Mr. Young was employed by them). While with Zimmer from 1979 to 1996, he was the International Controller, a Vice President Controller of the United States Sales Division and a Vice President of Projects involving the startup of operations in Puerto Rico and China.

James M. Hoak. Mr. Hoak has served as a director since 1989 and became our lead director in 2007. Mr. Hoak has served as Chairman of Hoak Media, LLC (a television broadcaster) since its formation in August 2003. He also has served as Chairman and a Principal of Hoak Capital Corporation (a private equity investment firm) since September 1991. He served as Chairman of Heritage Media Corporation (a broadcasting and marketing services firm) from its inception in August 1987 to its sale in August 1997. From February 1991 to January 1995, he served as Chairman and Chief Executive Officer of Crown Media, Inc. (a cable television company). From 1971 to 1987, he served as President and Chief Executive Officer of Heritage Communications, Inc. (a diversified cable television and communications company), and as its Chairman and Chief Executive Officer from August 1987 to December 1990.

James S. Cownie. Mr. Cownie has served as a director since 1989. For the past five years he has been a private investor. Mr. Cownie was formerly Chairman and Chief Executive Officer of New Heritage Associates, a cable television operator with cable properties located in the Minneapolis/St. Paul, Minnesota area from 1991 to 1996. Prior to that, Mr. Cownie was Co-Founder and President of Heritage Communications, Inc. from 1971 to 1990. Mr. Cownie is a member of the Board of Directors of the Macerich Company, a developer and operator of regional shopping centers and MARKETLINK, Inc., a telemarketing firm. Mr. Cownie is the Chairman and majority owner of WWL Holding, a logistics company engaged in transportation and pallet management.

Wayne Kern. Mr. Kern has served as a director since 1989 and also serves as our Secretary. For the past five years he has been retired, but also serves as a director and the Secretary of Dynamex Inc. (a delivery and logistics company). Previously, he served as Vice President, General Counsel and Secretary of Crown Media Corporation, President of Hoak Securities, Inc. (a predecessor of HBW Holdings, Inc.) and Vice President, General Counsel and Secretary of Heritage Communications, Inc.

David J. Lundquist. Mr. Lundquist has served as a director since 1989 and served as our Chairman from 1989 until 1998 and our Vice Chairman from 1998 until 2004. For the past twelve years Mr. Lundquist has been the managing director of Lundquist, Schiltz and Associates (a money management company). Previously, he served as Executive Vice President and Chief Financial Officer of New Heritage Associates and Vice President and Chief Financial Officer of Heritage Communications, Inc.

David N. Walthall. Mr. Walthall has served as a director since 1989 and our lead director from 2004 through the second quarter of 2007. Mr. Walthall invests primarily in real estate on a project-by-project basis through Walthall Asset Management Corporation. Previously, he served as President of Lyric Corporation (a producer of children’s television programming, including “Barney and Friends”), Co-founder, President and Chief Executive Officer of Heritage Media Corporation (a company with operations in in-store advertising, broadcasting and direct mail advertising) and President-Communication Products Group for Heritage Communications, Inc. (a diversified media company with operations in cable television, broadcasting, outdoor advertising and communications products).

Board of Directors and Committees of the Board

Our board of directors is composed of six directors. Each director serves for annual terms, and until a successor is elected and qualified. All of our directors are entitled to receive cash compensation of $1,500 each quarter and are reimbursed for reasonable out-of-pocket expenses incurred in attending board or committee meetings. Audit committee members receive a fee of $500 per meeting. In February 2009, the directors agreed to temporarily forgo the director fees as part of our overall efforts to control costs.

Our board of directors does not have a compensation committee or other committee performing equivalent functions. During 2009, Mr. Lundin was the only officer or employee who participated in the Board’s deliberations concerning executive officer compensation. During 2009, none of the executive officers served on the compensation committee or board of directors of any other company of which any other member of the board of directors was an executive officer.

Audit Committee

Our board of directors has established an audit committee to assess, report and make recommendations to the board of directors regarding our independent auditors, financial statements, internal audit activities and legal compliance. Our audit committee consists of Messrs. Hoak, Kern and Lundquist with Mr. Lundquist serving as the chair. The board of directors has determined that each of Messrs. Hoak and Lundquist is an “audit committee financial expert” as defined by the rules of the SEC.

Finance Code of Professional Conduct

We have adopted a Finance Code of Professional Conduct applicable to our Chief Executive Officer, Chief Financial Officer, Corporate Controller and all other employees of our finance organization which satisfies the SEC’s requirements for a “code of ethics.” A copy of the our Finance Code of Professional Conduct has been incorporated by reference as an exhibit to this report.

Item 11.	Executive Compensation.

This section provides information regarding the compensation program in place for our executive officers for 2009. It includes information regarding the overall objectives of the compensation program and each element of compensation provided.

Our board of directors believes that compensation for our executive officers should reward superior performance that creates long-term investor value and encourage executives who deliver that performance to remain with our company and to continue that level of performance. Compensation is reviewed and approved by our board of directors during regularly scheduled board meetings.

During 2009, all of the compensation received by our executive officers was in the form of cash compensation. This reflects the view of our board of directors that additional equity ownership of our company was not needed to align the interests of our executive officers with stockholders due to the fact that each of the executive officers already holds substantial equity in our company.

The elements of our executive compensation program are:

Salary

Base salary for each of our officers is specified in their respective employment agreements. In 2006, the employment agreements of Mr. Lundin, Ms. Loughran and Mr. Young were amended to increase each officer’s base salary effective as of October 1, 2006. These amendments to the employment agreements represented the first increase in base salary for these officers since their employment agreements were entered into on April 5, 2004. In determining to increase the salaries of these officers, our board of directors considered our strong performance during that time. Mr. Lundin, Ms. Loughran, and Mr. Young agreed to take salary reductions of $50,000, $25,000 and $25,000 respectively, in 2009 as part of our overall efforts to control costs.

Bonus

Bonuses for Mr. Lundin, Ms. Loughran and Mr. Young are awarded at the discretion of the board of directors. Bonus amounts are based on our overall performance during the year as well as individual performance. Factors considered by our board of directors in making its bonus determinations include revenue, operating cash flow and cost efficiencies realized. However, bonus targets are not set in advance, and no particular factor carries greater weight than any other factor. Our board of directors also considers the recommendations of Mr. Lundin in determining the bonuses to be paid to Ms. Loughran and Mr. Young. In 2009, our board of directors granted discretionary bonuses, in part, to partially offset reduced or stagnant salary levels.

Stock Options

We occasionally grant nonqualified stock options to certain employees, including the executive officers, pursuant to the Da-Lite Screen Company, Inc. 1999 Stock Option Plan. The purposes of this plan are (i) to align the interests of our stockholders and the recipients of options under this plan by increasing the proprietary interest of those recipients in our growth and success, (ii) to advance our best interests by attracting and retaining key employees and (iii) to motivate recipients of options to act in the long-term best interests of our company and our stockholders.

Options under the plan generally vest one-fifth each year from the anniversary date of grant and expire on the tenth anniversary of the date of grant. No options were granted in 2009.

Perquisites

The board of directors does not believe that perquisites should be a significant part of the compensation of our executive officers. In 2009, the only perquisite we provided to our executive officers was a car allowance.

Retirement Benefits

The Da-Lite Screen Company, Inc. 401(k) Retirement Plan (the “401(k) Plan”) covers all full-time employees who meet certain service requirements. Each of the executive officers participates in the 401(k) Plan. Under the terms of the 401(k) Plan, employees may contribute up to 16% of salary, subject to compensation and contribution limits prescribed by law, and we may match 50% of employee contributions (up to 6% of salary). All participants, including the U.S.-based executive officers, are eligible for the match. Effective January 1, 2009 we stopped matching employee contributions. Under the terms of the 401(k) Plan, we may make discretionary profit sharing contributions as determined by management. We did not make any such discretionary profit sharing contribution in 2009. Our board of directors offers the 401(k) Plan in order to attract and retain employees.

Report of the Board of Directors on Executive Compensation

The Board of Directors of Da-Lite Screen Company, Inc. oversees our compensation program. In fulfilling its oversight responsibilities, the Board reviewed and discussed with management the Compensation Discussion and Analysis set forth in this Annual Report on Form 10-K.

In reliance on the review and discussions referred to above, the Board determined to include the Compensation Discussion and Analysis in our Annual Report on Form 10-K for the fiscal year ended January 1, 2010.

Richard E. Lundin (Chairman)

James M. Hoak (Lead Director)

James S. Cownie

Wayne Kern

David J. Lundquist

David N. Walthall

Summary Compensation Table

The following table provides information for the last three years concerning the compensation of our company’s executive officers.

Name and Principal Position	Year	Salary ($)	Bonus ($)	All Other Compensation ($)		Total ($)
Richard E. Lundin Chairman, President and Chief Executive Officer	2009	412,500	25,000	6,300	(1)	443,800
	2008	450,000	20,000	16,779	(2)	486,779
	2007	450,000	50,000	20,939	(6)	520,939

Judith D. Loughran Executive Vice President	2009	268,750	15,000	4,800	(5)	288,550
	2008	287,500	10,000	9,831	(3)	307,331
	2007	287,500	25,000	13,425	(7)	325,925

Jerry C. Young Vice President–Finance and Chief Financial Officer	2009	243,750	15,000	4,800	(5)	263,550
	2008	262,500	10,000	9,394	(4)	281.894
	2007	262,500	25,000	12,675	(8)	300,175

(1)	Consists of a car allowance of $4,800, director fees of $1,500.
(2)	Consists of a car allowance of $4,800, director fees of $6,000 and matching contributions under the 401(k) plan of $5,979.
(3)	Consists of a car allowance of $4,800 and matching contributions under the 401(k) Plan of $5,031.
(4)	Consists of a car allowance of $4,800 and matching contributions under the 401(k) Plan of $4,594.
(5)	Consists of a car allowance of $4,800.
(6)	Consists of a car allowance of $4,800, director fees of $6,000 and matching contributions under the 401(k) plan of $10,139.
(7)	Consists of a car allowance of $4,800 and matching contributions under the 401(k) Plan of $8,625.
(8)	Consists of a car allowance of $4,800 and matching contributions under the 401(k) Plan of $7,875.

As mentioned above, we have employment agreements with each of our executive officers. The material terms of the employment agreements are summarized below. Additional provisions of these agreements relating to compensation and benefits payable upon the termination of the executives’ employment or upon a change-in-control of our company are described below under “Potential Payments upon Termination or Change-in-Control.”

2009 Outstanding Equity Awards at Fiscal Year-End

The following table reflects the number of stock options held by our executive officers as of the end of fiscal year 2009.

Option Awards
Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Option Exercise Price ($)	Option Expiration Date
Richard E. Lundin	—	—	—	—
Judith D. Loughran	—	—	—	—
Jerry C. Young	50	—	17,245	May 17, 2014

Employment Agreements

Each of the employment agreements with Mr. Lundin, Ms. Loughran and Mr. Young was entered into on April 5, 2004 and specified, among other things, each officer’s salary and term of employment (initially expiring on April 1, 2008). On August 28, 2006, each of these employment agreements was amended to (i) increase the salary of the respective officers, (ii) extend the term of employment of each executive officer through December 31, 2010, and (iii) with respect to Mr. Lundin, increase his paid vacation period from not less than four weeks per year to not less than five weeks per year. The remaining terms of each of the original employment agreements were unchanged.

In addition to salary, the employment agreements provide that each executive officer is entitled to a car allowance of $400 per month, which is subject to increase if and to the extent that the car allowance for our field sales people is increased. Each executive officer is also entitled to participate in our employee benefit plans, such as medical plans, life insurance and the profit-sharing plan, generally available to our executives. Ms. Loughran and Mr. Young are entitled to not less than four weeks of paid vacation time per year; as noted above. Mr. Lundin’s employment agreement also provides that he may charter planes to visit our manufacturing facilities provided that the aggregate costs of such charters do not exceed $75,000 annually.

Each of the executive officers is subject to a noncompetition clause that restricts his or her ability to compete with our business during the period of employment and for two years following his or her termination of employment in any country or other area where we manufacture, distribute or sell meeting room products during the term of such executive’s employment. Each executive officer also agreed not to solicit our employees or customers for a period of two years following his or her termination of employment.

Potential Payments Upon Termination or Change-in-Control

This section describes the compensation and benefits that would have been payable to our executive officers as of the end of fiscal year 2009 pursuant to their respective employment agreements had a change-in-control occurred or their employment been terminated as a result of the circumstances described below.

Termination for Cause

We may, if authorized by the board of directors at a meeting of which three days’ advance notice has been given to the executive, terminate the employment of Mr. Lundin, Ms. Loughran or Mr. Young for “cause” upon written notice to the executive. “Cause” is generally defined under their respective employments agreements to mean (i) any intentional act of fraud, embezzlement or theft or the commission of any felony or of any crime involving fraud, embezzlement, theft or misrepresentation, (ii) any willful misconduct resulting in a material loss to our company or damage to our reputation, (iii) any willful refusal to perform his or her duties or to perform specific directives of the board of directors consistent with the scope and nature of his or her duties (other than the officer’s good faith belief that compliance with such directive would constitute a violation of law or breach of fiduciary duty to our company), or (iv) any intentional breach of the noncompetition, nonsolicitation, confidentiality and “works made for hire” provisions of the employment agreement. Except with respect to clause (i) of the foregoing sentence, the executive has 15 days after delivery of notice by us to cure the particular actions or inactions giving rise to the cause notice. If the executive so effects a cure to the reasonable satisfaction of the board of directors, the cause notice will be deemed rescinded. Upon a termination for cause, the officer would be entitled to accrued and unpaid salary and benefits through and including the termination date.

Termination by Us Without Cause or by the Executive with Good Reason

We may, if authorized by the board of directors, terminate the employment of Mr. Lundin, Ms. Loughran or Mr. Young other than for cause or disability, or such executive may terminate his or her employment with us at any time with “good reason.” Upon such a termination, the executive will be entitled to the continuation of payment of salary and benefits for the remainder of the term of the employment agreement. Assuming such a termination as of the last day of the 2009 fiscal year, such payments of salary and benefits would have been approximately $455,000, $292,000 and $267,000 for Mr. Lundin, Ms. Loughran and Mr. Young, respectively. “Good reason” is defined in the employment agreements to mean (i) the assignment to the executive of duties and responsibilities not consistent with the status and activities (including location) of his or her current position, (ii) any action which results in a significant and continuing diminution of the authority, duties or responsibilities of the executive, (iii) our failure to provide compensation, benefits or expense reimbursements as required under the employment agreement, or (iv) our failure to adhere in any material manner to any of its other covenants in the employment agreement or in any other agreement between us and the executive; provided that any of the foregoing continues for a period of 20 days after the executive gives written notice to us requesting a cure.

Voluntary Resignation

Each of Mr. Lundin, Ms. Loughran and Mr. Young may resign his or her employment with us for any reason upon 120 days prior written notice to us. Upon such a termination, the officer would be entitled to accrued and unpaid salary and benefits through and including the termination date. We may, by action of the board of directors, designate any day within such 120-day period as the effective date of the executive’s resignation, although we are required to pay the executive’s salary and benefits through the end of the 120-day notice period.

Termination by Reason of Disability

We may, if authorized by the board of directors, terminate the employment of Mr. Lundin, Ms. Loughran or Mr. Young if he or she, because of physical or mental incapacity or disability, fails to perform the essential functions of his or her position for a continuous period of 180 days or any 180 days within any 12-month period. Upon such a termination, the officer would be entitled to accrued and unpaid salary and benefits through and including the termination date.

Termination by Reason of Death

If the employment of any of the executive officers is terminated as a result of death, their respective heirs, executors or administrators would be entitled to accrued and unpaid salary and benefits through and including the date of death.

Change-in-Control

In the event of a “corporate transaction” that occurs while Mr. Lundin, Ms. Loughran or Mr. Young is employed by us (or within three months of his or her termination of employment without cause or with good reason), the salary payable to each such executive will be increased to the annual rate of $750,000, $300,000 and $300,000, respectively. “Corporate transaction” is defined in the employment agreements to mean (i) the reorganization, merger or consolidation of our company with, or the sale or other transfer of all or substantially all of our assets to, another entity or entities if 50% or less of the common equity of the surviving or resulting entity is owned by persons and entities which were the stockholders of our company or our affiliates immediately prior to such merger, consolidation, sale or transfer, or (ii) the sale or other transfer of more than 50% of the outstanding common stock (or beneficial interests in our voting securities).

2009 Director Compensation Table

The table below summarizes the compensation paid by us to non-employee directors for the fiscal year ended 2009.

Name	Fees Earned or Paid in Cash ($)	Total ($)
James S. Cownie	1,500	1,500
James M. Hoak	3,000	3,000
Wayne Kern	1,500	1,500
David J. Lundquist	1,500	1,500
David N. Walthall	1,500	1,500

With the exception of the lead director, who receives cash compensation of $3,000 per quarter in director fees, our directors receive cash compensation of $1,500 each quarter. Audit committee members receive an additional fee of $500 per audit committee meeting. In February 2009, the directors agreed to temporarily forgo the director fees as part of our overall efforts to control costs. Directors are reimbursed for reasonable out-of-pocket expenses incurred in attending board or committee meetings.

Risk Management and Compensation

We believe that our compensation program is not reasonably likely to lead to material risks.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table sets forth certain information regarding the beneficial ownership of our common stock as of February 25, 2010 by: (1) each of our executive officers and directors individually and (2) all of our executive officers and directors as a group. The address for each of our beneficial owners is c/o Da-Lite Screen Company, Inc., 3100 North Detroit Street, P.O. Box 137, Warsaw, Indiana 46581-0137.

Name	Shares		Percentage (1)
James S. Cownie	1,278.51	(2)	23.73%
James M. Hoak	1,750.69	(3)	32.49%
Wayne Kern	245.99	(4)	4.56%
David J. Lundquist	407.43	(5)	7.56%
David N. Walthall	307.62		5.71%
Richard E. Lundin	335.00		6.22%
Judith D. Loughran	167.00		3.10%
Jerry C. Young	75.00	(6)	1.38%

All directors and executive officers as a group (8 people)	4,567.24		83.92%

(1)	Calculated based on 5,388.62 shares outstanding and excluding all options except as to each individual under options as described in note (6) below.
(2)	Consists of (a) 1,041.51 shares held in a revocable trust for the benefit of Mr. Cownie for which he serves as trustee and (b) 237.00 shares held in a trust for the benefit of Mr. Cownie and his children for which he serves as trustee.
(3)	Consists of (a) 250.69 shares held in Mr. Hoak’s name, (b) 1,410.00 shares held by Mr. Hoak’s wife, Nancy J. Hoak and (c) 90 shares held in a trust for the benefit of Mr. Hoak’s wife and his children for which he serves as trustee.
(4)	Consists of (a) 146.51 shares held in a trust for the benefit of Mr. Kern and his children and (b) 99.48 shares held in a trust for the benefit of Mr. Kern’s wife, Donna Kern, and his children
(5)	Represents 407.43 shares held in a revocable trust for the benefit of Mr. Lundquist for which he serves as trustee.
(6)	Includes options to purchase 50.00 shares.

Equity Compensation Plan Information

The following table summarizes the number of shares of our common stock that may be issued under our equity compensation plans as of January 1, 2010.

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Equity compensation plans approved by security holders	—	—	—
Equity compensation plans not approved by security holders	54.0	$17,110	—

Total	54.0	$17,110	—

Item 13.	Certain Relationships and Related Transactions.

None.

Item 14.	Principal Accountant Fees and Services.

The following table sets forth the aggregate fees for services related to the years ended January 1, 2010 and December 26, 2008 provided by Deloitte & Touche LLP, our principal accountants for such years.

	January 1, 2010	December 26, 2008
Audit fees (a)	$259,000	$286,611
Audit related fees (b)	230,125	—
Audit related fees (c)	21,500	21,000
Tax fees (d)	60,000	58,000

(a)	Audit fees represent fees billed for professional services rendered for the audit of our annual financial statements and review of quarterly financial statements and audit services provided in connection with other statutory or regulatory filings.
(b)	Audit Related fees represent fees billed for internal control readiness.
(c)	Audit Related fees represent fees billed for assurance services related to the audit of our employee benefit plans.
(d)	Tax fees represent fees billed for services principally consisting of tax advisory and preparation services

Our audit committee has adopted a policy which provides that our Independent Registered Public Accounting Firm may provide certain non-audit services which do not impair the auditors’ independence. In that regard, our audit committee must pre-approve all audit services provided to us as well as non-audit services provided to us by our Independent Registered Public Accounting Firm. This policy is administered by our senior corporate financial management which reports throughout the year to our audit committee. Our audit committee pre-approved all audit and non-audit services provided by Deloitte & Touche LLP in 2009 and 2008.

PART IV

Item 15.	Exhibits and Financial Statement Schedules

The following documents are filed as a part of this report:

(a)(1)     Financial Statements:

Report of Independent Registered Public Accounting Firm

Consolidated Balance Sheets as of January 1, 2010 and December 26, 2008

Consolidated Statements of Operations for the Years Ended January 1, 2010, December 26, 2008 and December 28, 2007

Consolidated Statements of Shareholders’ Deficit and Comprehensive Income for the Years Ended January 1, 2010, December 26, 2008 and December 28, 2007

Consolidated Statements of Cash Flows for the Years Ended January 1, 2010, December 26, 2008 and December 28, 2007

Notes to Consolidated Financial Statements

(a)(2) Financial Statement Schedules:

All schedules are omitted since the required information is not required, not applicable or because the information required is included in the consolidated financial statements or notes thereto.

(a)(3) Exhibits required by Item 601 of Regulation S-K:

Exhibit No.	Description
3.1	Amended and Restated Articles of Incorporation of Da-Lite Screen Company, Inc. (incorporated by reference to Exhibit 3.1 to the Registrant’s Registration Statement on Form S-4, File No. 333-116673).

3.2	Amended and Restated By-Laws of Da-Lite Screen Company, Inc. (incorporated by reference to Exhibit 3.2 to the Registrant’s Registration Statement on Form S-4, File No. 333-116673).

4.1	Indenture dated as of May 18, 2004 between Da-Lite Screen Company, Inc. and Wilmington Trust Company (incorporated by reference to Exhibit 4.1 to the Registrant’s Registration Statement on Form S-4, File No. 333-116673).

4.2	Form of Exchange Note (incorporated by reference to Exhibit 4.2 to the Registrant’s Registration Statement on Form S-4, File No. 333-116673).

10.1*	Amended and Restated Da-Lite Screen Company, Inc. 1999 Stock Option Plan (incorporated by reference to Exhibit 10.1 to the Registrant’s Registration Statement on Form S-4, File No. 333-116673).

10.2*	Employment Agreement dated as of April 5, 2004 between Da-Lite Screen Company, Inc. and Richard E. Lundin (incorporated by reference to Exhibit 10.2 to the Registrant’s Registration Statement on Form S-4, File No. 333-116673).

10.3*	Employment Agreement dated as of April 5, 2004 between Da-Lite Screen Company, Inc. and Judith D. Loughran (incorporated by reference to Exhibit 10.3 to the Registrant’s Registration Statement on Form S-4, File No. 333-116673).

10.4*	Employment Agreement dated as of April 5, 2004 between Da-Lite Screen Company, Inc. and Jerry C. Young (incorporated by reference to Exhibit 10.4 to the Registrant’s Registration Statement on Form S-4, File No. 333-116673).

10.5*	Employment Agreement Amendment dated as of August 28, 2006 between Da-Lite Screen Company, Inc. and Richard E. Lundin (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K dated September 1, 2006).

10.6*	Employment Agreement Amendment dated as of August 28, 2006 between Da-Lite Screen Company, Inc. and Judith D. Loughran (incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K dated September 1, 2006).

10.7*	Employment Agreement Amendment dated as of August 28, 2006 between Da-Lite Screen Company, Inc. and Jerry C. Young (incorporated by reference to Exhibit 10.3 to the Registrant’s Current Report on Form 8-K dated September 1, 2006).

10.8	Amended and Restated Shareholders Agreement dated as of July 15, 2004 among Da-Lite Screen Company, Inc. and the persons listed on the signature pages thereto (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K dated September 22, 2004).

10.9	Agreement with Lake City Bank dated April 17, 2009 (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K dated April 23, 2009).

14	Code of ethics (incorporated by reference to Exhibit 14 to Registrant’s Annual Report on Form 10-K dated February 26, 2009).

21	Subsidiaries of Da-Lite Screen Company, Inc.

31.1	Certification of CEO pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of CFO pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of CEO pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of CFO pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	Indicates management contract or compensatory plan or arrangement.

(b)	Exhibits: The Exhibits required by Item 601 of Regulation S-K are reflected above in Section (a)(3) of this Item.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DA-LITE SCREEN COMPANY, INC.
(Registrant)

By:	/s/ Jerry C. Young
Jerry C. Young
Vice President—Finance and Chief Financial Officer

Date: February 26, 2010

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Richard E. Lundin Richard E. Lundin	Chairman, President and Chief Executive Officer	February 26, 2010

/s/ Jerry C. Young Jerry C. Young	Vice President—Finance and Chief Financial Officer	February 26, 2010

/s/ James M. Hoak	Lead Director	February 26, 2010
James M. Hoak

/s/ James S. Cownie	Director	February 26, 2010
James S. Cownie

/s/ Wayne Kern	Director	February 26, 2010
Wayne Kern

/s/ David J. Lundquist	Director	February 26, 2010
David J. Lundquist

/s/ David N. Walthall	Director	February 26, 2010
David N. Walthall

EXHIBIT INDEX

The following documents are filed as a part of this report:

(a)(1)  Financial Statements:

Reports of Independent Registered Public Accounting Firm

Consolidated Balance Sheets as of January 1, 2010 and December 26, 2008

Consolidated Statements of Operations for the Years Ended January 1, 2010, December 26, 2008 and December 28, 2007

Consolidated Statements of Shareholders’ Deficit and Comprehensive Income for the Years Ended January 1, 2010, December 26, 2008 and December 28, 2007

Consolidated Statements of Cash Flows for the Years Ended January 1, 2010, December 26, 2008 and December 28, 2007

Notes to Consolidated Financial Statements

(a)(2) Financial Statement Schedules:

All schedules are omitted as they are not required, are not applicable or because the information required is included in the consolidated financial statements or notes thereto.

(a)(3) Exhibits required by Item 601 of Regulation S-K:

Exhibit No.	Description

3.1	Amended and Restated Articles of Incorporation of Da-Lite Screen Company, Inc. (incorporated by reference to Exhibit 3.1 to the Registrant’s Registration Statement on Form S-4, File No. 333-116673).

3.2	Amended and Restated By-Laws of Da-Lite Screen Company, Inc. (incorporated by reference to Exhibit 3.2 to the Registrant’s Registration Statement on Form S-4, File No. 333-116673).

4.1	Indenture dated as of May 18, 2004 between Da-Lite Screen Company, Inc. and Wilmington Trust Company (incorporated by reference to Exhibit 4.1 to the Registrant’s Registration Statement on Form S-4, File No. 333-116673).

4.2	Form of Exchange Note (incorporated by reference to Exhibit 4.2 to the Registrant’s Registration Statement on Form S-4, File No. 333-116673).

10.1*	Amended and Restated Da-Lite Screen Company, Inc. 1999 Stock Option Plan (incorporated by reference to Exhibit 10.1 to the Registrant’s Registration Statement on Form S-4, File No. 333-116673).

10.2*	Employment Agreement dated as of April 5, 2004 between Da-Lite Screen Company, Inc. and Richard E. Lundin (incorporated by reference to Exhibit 10.2 to the Registrant’s Registration Statement on Form S-4, File No. 333-116673).

10.3*	Employment Agreement dated as of April 5, 2004 between Da-Lite Screen Company, Inc. and Judith D. Loughran (incorporated by reference to Exhibit 10.3 to the Registrant’s Registration Statement on Form S-4, File No. 333-116673).

10.4*	Employment Agreement dated as of April 5, 2004 between Da-Lite Screen Company, Inc. and Jerry C. Young (incorporated by reference to Exhibit 10.4 to the Registrant’s Registration Statement on Form S-4, File No. 333-116673).

10.5*	Employment Agreement Amendment dated as of August 28, 2006 between Da-Lite Screen Company, Inc. and Richard E. Lundin (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K dated September 1, 2006).

10.6*	Employment Agreement Amendment dated as of August 28, 2006 between Da-Lite Screen Company, Inc. and Judith D. Loughran (incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K dated September 1, 2006).

10.7*	Employment Agreement Amendment dated as of August 28, 2006 between Da-Lite Screen Company, Inc. and Jerry C. Young (incorporated by reference to Exhibit 10.3 to the Registrant’s Current Report on Form 8-K dated September 1, 2006).

10.8	Amended and Restated Shareholders Agreement dated as of July 15, 2004 among Da-Lite Screen Company, Inc. and the persons listed on the signature pages thereto (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K dated September 22, 2004).

10.9	Agreement with Lake City Bank dated April 17, 2009 (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K dated April 23, 2009).

14	Code of ethics (incorporated by reference to Exhibit 14 to Registrant’s Annual Report on Form 10-K dated February 26, 2009).

21	Subsidiaries of Da-Lite Screen Company, Inc.

31.1	Certification of CEO pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of CFO pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of CEO pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of CFO pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	Indicates management contract or compensatory plan or arrangement.

(b)	Exhibits: The Exhibits required by Item 601 of Regulation S-K are reflected above in Section (a)(3) of this Item.

Registrant hereby agrees to furnish to the Securities and Exchange Commission a copy of any agreement under which any long term debt is issued or outstanding.