Form 10-Q
period 2010-04-02
DA-LITE SCREEN CO INC
filed 2010-05-05
CIK 881665

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 2, 2010

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

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☐    No  ☐

As of May 5, 2010, there were 5,388.62 shares of the registrant’s common stock outstanding (all of which are privately owned and are not traded on any public market).

i

PART I

FINANCIAL INFORMATION

Item 1.	Condensed Consolidated Financial Statements.

DA-LITE SCREEN COMPANY, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(Dollars in thousands, except par value amount)

	(Unaudited) As of April 2, 2010	As of January 1, 2010
Assets
Current Assets:
Cash and cash equivalents	$53,705	$552
Accounts receivable, less allowance for doubtful accounts	14,095	13,559
Inventories	8,183	8,482
Prepaid expenses and other	2,830	2,045
Prepaid income taxes	739	519

Total current assets	79,552	25,157

Property, plant and equipment	59,445	60,104
Less accumulated depreciation	43,543	43,256

Net property, plant, and equipment	15,902	16,848

Goodwill	20,440	20,440
Other assets, net	3,992	805

	$119,886	$63,250

Liabilities and Stockholders’ Deficit
Current liabilities:
Revolving credit facility	$—	$1,975
9 1/2 % senior notes subject to redemption	54,530	—
Checks written in excess of bank balance	—	890
Accounts payable	2,628	3,281
Accrued expenses
Interest	2,278	1,167
Vacation	1,279	1,239
Other	2,745	3,088

Total accrued expenses	6,302	5,494

Total current liabilities	63,460	11,640
Long-term debt	102,177	98,005

Total liabilities	165,637	109,645

Commitments and contingencies (note 9)

Stockholders’ deficit:
Common stock, $1 par value. Authorized 1,000,000 shares; issued 10,686 shares	11	11
Additional paid-in capital	1,710	1,710
Accumulated deficit	(25,467)	(26,770)
Accumulated other comprehensive income	3,461	4,120
Less treasury stock, 5,297.38 shares at April 2, 2010 and January 1, 2010 at cost	(25,466)	(25,466)

Total stockholders’ deficit	(45,751)	(46,395)

	$119,886	$63,250

See accompanying notes to condensed consolidated financial statements.

DA-LITE SCREEN COMPANY, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Dollars in thousands, unaudited)

	13 Weeks Ended April 2, 2010	14 Weeks Ended April 3, 2009

Net sales	$31,282	$33,684
Cost of sales	19,308	22,041

Gross profit	11,974	11,643
Selling, general, and administrative expenses	4,676	4,895

Operating income	7,298	6,748

Other expense (income):
Interest	2,909	3,383
Miscellaneous, net	1,043	(715)

Total other expense	3,952	2,668

Income before income taxes	3,346	4,080
Income tax benefit	(62)	(44)

Net income	$3,408	$4,124

See accompanying notes to condensed consolidated financial statements.

DA-LITE SCREEN COMPANY, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Dollars in thousands, unaudited)

	13 weeks Ended April 2, 2010	14 weeks Ended April 3, 2009
Cash flows from operating activities:
Net income	$3,408	$4,124
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	719	735
Amortization and write-off of debt issuance costs	215	334
Change in:
Accounts receivable	(1,272)	1,850
Inventories	172	2,203
Prepaid expenses and other	(820)	256
Accounts payable	70	(1,387)
Accrued expenses	620	1,850

Net cash provided by operating activities	3,112	9,965

Cash flows from investing activities:
Purchase of property, plant and equipment	(264)	(654)

Net cash used in investing activities	(264)	(654)

Cash flows from financing activities:
Proceeds from revolving credit facility	2,400	5,000
Payments on revolving credit facility	(4,375)	—
Decrease in checks written in excess of bank balance	(890)	—
Proceeds from sale of senior notes due 2015	102,170	—
Payment to retire senior notes due 2011	(43,475)	(5,000)
Distributions to stockholders	(2,105)	(3,691)
Payments of financing costs	(3,396)	—

Net cash provided by (used in) financing activities	50,329	(3,691)

Effect of foreign currency exchange rate changes on cash and cash equivalents	(24)	182

Net change in cash and cash equivalents	53,153	5,802
Cash and cash equivalents at beginning of period	552	1,633

Cash and cash equivalents at end of period	$53,705	$7,435

See accompanying notes to condensed consolidated financial statements.

DA-LITE SCREEN COMPANY, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

1. Basis of Presentation

The financial data presented herein is unaudited and should be read in conjunction with the consolidated financial statements and accompanying notes included in the annual report on Form 10-K filed by Da-Lite Screen Company, Inc. (together with all of its subsidiaries, the “Company” or “Da-Lite”) for the fiscal year ended January 1, 2010. In the opinion of management, the accompanying unaudited condensed consolidated financial statements include all of the adjustments necessary for a fair presentation of the financial position, results of operations and cash flows for the interim periods presented. Results for interim periods should not be considered indicative of results for the full year.

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

The Company operates on a 52/53-week fiscal year ending on the last Friday of December. The first quarters of 2010 and 2009 were 13-week periods and 14-week periods, respectively. The Company’s 2010 and 2009 fiscal years will be 52-week and 53-week years, respectively.

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

DA-LITE SCREEN COMPANY, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(unaudited)

Allowance for Doubtful Accounts

The financial status of customers is routinely checked and monitored by the Company when granting credit. The Company provides an allowance for doubtful accounts based upon historical experience and management’s estimate of amounts to be collected from past due accounts.

If circumstances change, for example, due to the occurrence of higher-than-expected defaults or a significant adverse change in a major customer’s ability to meet its financial obligations to the Company, estimates of recoverability of receivable amounts due could be reduced.

Goodwill

Goodwill represents the excess of purchase price over the fair value of identifiable net assets acquired. The Company applies the provisions of ASC 350 “Intangibles-Goodwill and Other”, and management tests goodwill for impairment to determine whether its carrying value exceeds its implied fair value at least annually or more frequently if events or circumstances indicate that the carrying amount of goodwill may be impaired. The Company has three reporting units (Da-Lite US, Procolor S.A.S, and Projecta BV) of which only Da-Lite US has goodwill as of April 2, 2010 and January 1, 2010. The Company’s annual impairment testing date is the last day of the fiscal year.

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

Disclosures About Fair Value of Financial Instruments

Financial instruments are described as cash or contractual obligations or rights to pay or receive cash. The fair value of certain financial instruments approximates the carrying value because of the short-term maturity of these instruments. The estimated fair value of the 9 1/2% senior unsecured notes due 2011 is approximately $55.9 million and $97 million based upon the quoted market value at April 2, 2010 and January 1, 2010, respectively. The estimated fair value of the 12 1/2% Senior Notes due 2015 is at $105.0 million.

Recent Accounting Pronouncements

There were various accounting standards and interpretations issued recently, none of which are expected to have a material impact on the Company’s financial position, operations or cash flows.

DA-LITE SCREEN COMPANY, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(unaudited)

3. Notes Payable, Revolving Credit Agreement and Long-term Debt

	April 2, 2010	January 1, 2010
Long-term debt consists of the following (in thousands):

9 1/2 % Senior Notes due May 2011	$—	$98,005
12 1/2 % Senior Notes due April 2015 (net of original issue discount of $2,823)	102,177	—

Total Long-term debt	$102,177	$98,005

The Company issued $160 million of 9 1/2% senior unsecured notes due in May 2011 during fiscal year 2004, which were subsequently exchanged for substantially identical notes that were registered with the Securities and Exchange Commission (the “9 1/2% Senior Notes”). The Company has issued a redemption notice to redeem the notes on May 17, 2010, at a price of 100% of their principal amount plus accrued interest and as a result the 9 1/2% Senior Notes are classified in current liabilities at April 2, 2010.

In the Indenture related to the 9 1/2% Senior Notes, the Company agreed to covenants that limit it and its restricted subsidiaries’ (i.e., Projecta B.V., Procolor S.A.S.) ability, among other things, to: (a) incur additional debt and issue preferred stock, (b) pay dividends, acquire shares of capital stock, make payments on subordinated debt or make investments, (c) place limitations on distributions from restricted subsidiaries, (d) issue or sell capital stock of restricted subsidiaries, (e) issue guarantees, (f) sell or exchange assets, (g) enter into transactions with stockholders and affiliates, (h) create liens and (i) effect mergers. In addition, if a change of control occurs, each holder of Notes will have the right to require the Company to repurchase all or part of the holder’s Notes at a price equal to 101% of their principal amount, plus any accrued interest to the date of purchase. The Company was in compliance with all covenants at April 2, 2010 and January 1, 2010.

On March 29, 2010, the Company repurchased $43.5 million of the outstanding $98.0 million principal amount of its 9 1/2% Senior Notes from the open market for an aggregate purchase price of $44.5 million. The company retired these Notes and wrote-off the premium purchase and the deferred financing cost related to the repurchase. The Company expects to repurchase the remaining $53.5 million of its 9 1/2% Senior Notes in May of this year.

The Company issued $105 million of 12 1/2% senior unsecured notes due in April 2015 during the first quarter of 2010 (the “12 1/2% Senior Notes”). The 12 1/2% Senior Notes were issued with an original issue discount at a price of 97.305% and were recorded at the discounted amount of $102.2 million. The discount will be accreted over the life of these notes as interest expense. We used a portion of the net proceeds from the issuance of the 12 1/2% Senior Notes , to purchase approximately $43.5 million principal amount of the 9 1/2% Senior Notes in March 2010. We expect to use the remainder of these net

DA-LITE SCREEN COMPANY, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(unaudited)

proceeds together with borrowings under our bank credit facility, to retire in May 2010 the remaining approximately $53.5 million of indebtedness outstanding under the existing 9 1/2% Senior Notes due 2011 and to pay the issuance cost for the new 12 1/2% Senior Notes. We may redeem any of the 12 1/2% Senior Notes beginning on April 1, 2013. The initial redemption price is 106.250% of their principal amount, plus accrued interest. The redemption price will decline each year after 2013 and will be 100% of their principal amount, plus accrued interest, beginning on April 1, 2014. In addition, before April 1, 2013, we may redeem up to 35% of the aggregate principal amount of outstanding notes with the proceeds from sales of certain kinds of our capital stock at a redemption price equal to 112.500% of their principal amount, plus accrued interest to the redemption date. We may make such redemption only if, after any such redemption, at least 65% of the aggregate principal amount originally issued under the indenture remains outstanding. Interest is payable semi-annually in arrears on April 1 and October 1 of each year, beginning on October 1, 2010.

The Company is obligated to cause a registration statement relating to an exchange offer for the 12 1/2% Senior Notes to be filed by May 23, 2010 and to use commercially reasonable efforts to cause such registration statement to be declared effective by September 20, 2010 and consummate the exchange offer by October 20, 2010.

On March 26, 2010, the Company entered into a new two-year arrangement for an unsecured revolving credit facility, with maximum possible borrowings equal to $19.5 million, with Lake City Bank (the “Bank”). The terms of the new two-year unsecured revolving credit facility are substantially similar to a pre-existing credit facility with the Bank that allowed for maximum borrowings of $19.5 million and which was due to expire on May 1, 2011. Interest on any outstanding borrowings related to the new line of credit is calculated at the prime rate, subject to an interest rate floor of 4.00%. As the prime rate is below the floor, the interest rate in effect as of April 2, 2010 was 4.00%. As of April 2, 2010, the Company had no outstanding balances under this agreement.

The Company’s Dutch subsidiary, Projecta, has an overdraft line of credit with maximum possible borrowings equal to 1.5 million Euros. Interest on outstanding borrowings in Europe related to Projecta’s overdraft line of credit is calculated at the Fortis Basic Rate plus 1.50%, the sum of which was 6.35% on April 2, 2010. At April 2, 2010, Projecta had an outstanding balance with Fortis Bank of less than $0.1 million under this credit facility.

The Company has provided an insurance carrier with a standby letter of credit for $0.4 million for self-insured amounts under its insurance program.

4. Stock Options

The Company has a nonqualified stock option plan under which options are granted to certain employees. Options under the plan generally vest one-fifth each year from the anniversary date. The Company did not grant awards during periods presented.

DA-LITE SCREEN COMPANY, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(unaudited)

The stock option activity and weighted average exercise prices follow:

	Year to Date
	Options	Exercise Price	Aggregate Intrinsic Value (in thousands)
Outstanding at January 01, 2010	54	$17,110
Exercised	—	—

Outstanding at April 2, 2010	54	$17,110	$—

Exercisable at April 2, 2010	54	$17,110	$—

5. Inventories

The Company accounts for its inventory at the lower of cost or market using the first-in, first-out (FIFO) method. Inventory is comprised of the following (in thousands):

	April 2, 2010	January 1, 2010
Raw materials	$5,955	$5,715
Work in progress	944	915
Finished goods	1,284	1,852

	$8,183	$8,482

6. Accumulated Other Comprehensive Income

The only component of accumulated other comprehensive income as of April 2, 2010 and January 1, 2010 was for cumulative foreign exchange translation adjustments.

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

DA-LITE SCREEN COMPANY, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(unaudited)

The following table presents financial information by segment for the periods stated (in thousands):

	13 Weeks Ended April 2, 2010	14 Weeks Ended April 3, 2009
For the period ended:
Net sales:
United States	$25,899	$28,464
Europe	5,383	5,220

Total net sales	$31,282	$33,684

Operating income (loss):
United States	$7,469	$6,869
Europe	(171)	(121)

Total operating income	$7,298	$6,748

	April 2, 2010	January 1, 2010
As of:
Total assets
United States	$104,830	$47,751
Europe	15,056	15,499

Total assets	$119,886	$63,250

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

Forward Looking Statements

This quarterly report on Form 10-Q contains certain statements that may be deemed to be forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. All statements, other than statements of historical facts, included in this report are forward-looking statements. When used in this report, the words “may,” “will,” “should,” “would,” “anticipate,” “estimate,” “expect,” “plan,” “believe,” “predict,” “potential,” “intend,” and similar expressions are intended to identify forward-looking statements. Forward-looking statements are subject to risks and uncertainties that could cause actual results to differ materially from those projected. These risks and uncertainties include, but are not limited to, changes in sales or industry trends, changes in economic conditions, competition, retention of senior management and other key personnel, availability of materials or components, ability to make continued product innovations, casualty or work stoppages at the Company’s facilities, adverse results of lawsuits against the Company and currency exchange rates, the availability of financing and other factors described under Item 1A in the Company’s Annual Report on Form 10-K for the year ended January 1, 2010. Forward-looking statements are based on assumptions and assessments made by the Company’s management in light of their experience and their perception of historical trends, current conditions, expected future developments and other factors they believe to be appropriate. Readers of this report are cautioned not to place undue reliance on these forward-looking statements, as there can be no assurance that these forward-looking statements will prove to be accurate. The Company’s actual results could differ materially from those currently anticipated and discussed in the forward-looking statements as a result of risks and uncertainties described under Item 1A in the Company’s Annual Report on Form 10-K for the year ended January 1, 2010. Management undertakes no obligation to update any forward-looking statements. This cautionary statement is applicable to all forward-looking statements contained in this report.

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

Critical Accounting Policies

There were no changes in the thirteen week period ended April 2, 2010 to the application of critical accounting policies and estimates as described in our Annual Report on Form 10-K for the year ended January 1, 2010.

Recent Accounting Pronouncements

There were various accounting standards and interpretations issued recently, none of which are expected to have a material impact on the company’s financial position, operations or cash flows.

Results of Operations

Thirteen Weeks Ended April 2, 2010, Compared with Fourteen Weeks Ended April 3, 2009

Net Sales. Net sales were $31.3 million for the 13 weeks ended April 2, 2010, as compared to $33.7 million for the 14 weeks ended April 3, 2009, a decrease of $2.4 million or 7.1%. Net sales by the Company’s United States (U.S.) operations decreased 9.0%. In the U.S., electric screen sales decreased $2.1 million, wall screen sales decreased $0.2 million and sales of other products decreased $0.3 million reflecting primarily decreases in volume. Sales continued to be impacted by a slowdown in the economy, including the housing, Business/IT and Hospitality markets. Net sales from the Company’s European subsidiaries increased $0.2 million or 3.1%, as a result of a stronger Euro.

Cost of Sales. Cost of sales was $19.3 million for the 13 weeks ended April 2, 2010, as compared to $22.0 million for the 14 weeks ended April 3, 2009, a decrease of $2.7 million, or 12.4%. As a percentage of net sales, the cost of sales represented 61.7% in the 13 weeks ended April 2, 2010 and 65.4% for the 14 weeks ended April 3, 2009. This constitutes a 3.7 percentage point increase in margins. Margins at our U.S. facilities increased 4.0 points while margins at our European operations decreased 1.3 points. The increase at our U.S. facilities resulted from material cost savings. The European decreases were caused primarily by lower product volumes.

Selling, General and Administrative Expenses. Selling, general and administrative expenses were $4.7 million for the 13 weeks ended April 2, 2010, as compared to $4.9 million for the 14 weeks ended April 3, 2009. Selling, general and administrative expenses in the U.S. decreased $0.2 million primarily as a result of a decrease in marketing costs.

Interest. Interest expense totaled $2.9 million for the 13 weeks ended April 2, 2010, as compared to $3.4 million for the 14 weeks ended April 3, 2009, a decrease of $0.5 million. The decrease was a result of a reduction in the outstanding amount of the 9 1/2% Senior Notes.

Miscellaneous, net. Miscellaneous, net was $1.0 million in expense for the 13 weeks ended April 2, 2010, as compared to $0.7 million in income for the 14 weeks ended April 3, 2009, a decrease in income of $1.7 million reflecting the repurchase of debt at a premium in the 2010 period as compared to a discount in 2009.

Income Taxes. As a subchapter S corporation for United States tax purposes, the Company is generally not subject to United States federal and state income taxation. Rather, the Company’s income, gains, losses, deductions and credits flow through to its stockholders, and the Company makes distributions to them to meet their tax obligations at an assumed maximum federal and state tax rate (based on the state with the highest tax rate in which any of the Company’s stockholders reside). This assumed rate was 40.4% for the 13 weeks ended April 2, 2010 and for the 14 weeks ended April 3, 2009. The Company pays foreign income taxes on the earnings of its European subsidiaries.

Net Income. As a result of the aforementioned factors, net income decreased $0.7 million from $4.1 million for the 14 weeks ended April 3, 2009 to $3.4 million for the 13 weeks ended April 2, 2010.

Liquidity and Capital Resources

The Company expects to be able to fund its working capital requirements, interest expense, capital expenditures and its distributions to stockholders with cash generated from operations, although there can be no assurances in this regard.

The Company issued $105 million 12 1/2% Senior Notes during the first quarter of 2010. These notes were issued with an original issue discount at a price of 97.305% and this debt was recorded at the discounted amount of $102.2 million. The discount will be accreted over the life of these notes as interest expense.

In March 2010, the Company repurchased $43.5 million of the outstanding principal amount of its 9 1/2% Senior Notes from the open market for an aggregate purchase price of $44.5 million. The funds to repurchase these notes were from the cash received from the $102.2 million of the 12 1/2% Senior Notes. The Company’s remaining 9 1/2% Senior Notes become due in May of 2011. The Company expects to retire these 9 1/2% Senior Notes balance of $54.5 million in May of 2010 with the remaining proceeds of the cash received from the $102.2 million of 12 1/2% Senior Notes together with borrowings under our bank credit facility.

Management believes the principal indicators of the Company’s liquidity are its cash position (total cash and cash equivalents), remaining availability under its bank credit facilities and its excess working capital. At April 2, 2010, the Company’s cash position was $53.7 million, an increase of $53.2 million from January 1, 2010 due to the issuance of $102.2 million of senior notes due April 1, 2015 partially offset with the repurchase of $43.5 million of the 9 1/2% Senior Notes. Additionally, the Company had an unsecured revolving credit facility, with maximum possible borrowings equal to $19.5 million, which expires in April 2012. Interest on any outstanding borrowings related to this line of credit is calculated at the prime rate, subject to a floor of 4.00%. As the prime rate is below the floor, the interest rate in effect as of April 2, 2010 was 4.00%. At April 2, 2010, the Company had no outstanding balance under this line of credit. Da-Lite’s working capital position increased to $16.0 million (including $53.7 million of total cash and cash equivalents) at April 2, 2010, from $13.5 million (including $0.6 million of total cash and cash equivalents) at January 1, 2010. Substantially all of this cash, together with bank borrowings, is expected to be used to retire our remaining outstanding 9 1/2% Senior Notes in May 2010.

The Company’s Dutch subsidiary, Projecta, has an overdraft line of credit, with maximum possible borrowings equal to 1.5 million Euros. Interest on outstanding borrowings in Europe related to Projecta’s overdraft line of credit is calculated at the Fortis Basic Rate plus 1.50%, the sum of which was 6.35% on April 2, 2010. At April 2, 2010, Projecta had an outstanding balance with Fortis Bank of less than $0.1 million.

Cash Flows

For the 13 weeks ended April 2, 2010, cash provided by operating activities was $3.1 million, as compared to $10.0 million for the 14 weeks ended April 3, 2009, a decrease of $6.8 million or 68.6%, reflecting reduced net income and an increase in working capital changes when compared to the 14 weeks ended April 3, 2009. Cash used in investing activities was $0.3 million for the 13 weeks ended April 2, 2010 as compared to $0.7 million for the 14 weeks ended April 3, 2009 due to a reduction in capital expenditures. Cash provided by financing activities was $50.3 million for the 13 weeks ended April 2, 2010, as compared to cash used in financing activities of $3.7 million for the 14 weeks ended April 3, 2009. The increase in investing activities in 2010 resulted from the issuances of $102.2 million of the 12 1/2% Senior Notes offset by the repurchase of the $43.5 million of the 9  1/2% Senior Notes and the payment on the revolving credit facility of $4.4 million.

Capital Expenditures

Capital expenditures were $0.3 million for the 13 weeks ended April 2, 2010 compared to $0.7 million for the 14 weeks ended April 3, 2009. The Company’s management currently expects to spend approximately $1.5 million on capital expenditures in 2010, using cash generated from operations.

Contractual Obligations

The following table sets forth, as of April 2, 2010, certain of the Company’s contractual obligations:

	Payments due by period
Contractual Obligations	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
	(in millions)
Interest and principal payments for senior debt	$233.2	$66.5	$35.4	131.3	—
Interest and principal for line of credit	—	—	—	—	—
Self-insurance letter of credit	0.4	0.4	—	—	—

Total	$233.6	$66.9	$35.4	131.3	—

Distributions

As a subchapter S corporation under the Internal Revenue Code of 1986, Da-Lite is not subject to U.S. federal income taxes. Instead, such taxes are payable by Da-Lite’s stockholders. Distributions are made by Da-Lite to its stockholders to pay estimated taxes relating to taxable income allocated to them by the Company on a quarterly basis. Tax related distributions were $2.1 million and $1.3 million for the 13 weeks ended April 2, 2010 and the 14 weeks ended April 3, 2009, respectively.

The Company paid tax distributions to its stockholders in January 2010 in the amount of $2.1 million. The Company has not paid any regular distribution to its share holders in the first quarter of 2010 and there are no plans to continue making any regular distributions to its stockholders in 2010.

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

The Company’s sales are not materially dependent on a single customer or a small group of customers. No one individual customer balance represented more than 7.5% of the Company’s total outstanding receivables as of April 2, 2010. Credit risk associated with the Company’s receivables is representative of the geographic, industry and customer diversity associated with the Company’s global business.

The Company also maintains credit controls for evaluating and granting customer credit. As a result, the Company may require that customers provide some type of financial guarantee in certain circumstances.

Foreign Currency Risk

Da-Lite routinely uses forward exchange contracts to economically hedge raw material purchases from vendors outside of the country of purchase.

Interest Rate Risk

The Company has two credit facilities available for general corporate purposes that are subject to variable interest rates. Interest related to any outstanding balances on the Company’s $19.5 million revolving credit facility in the U.S. is calculated at 4.00% on April 2, 2010. At April 2, 2010, the Company had no outstanding balance. Interest on outstanding borrowings in Europe, related to Projecta’s overdraft line of credit, is calculated at the Fortis Basic Rate plus 1.50%, the sum of which was 6.35% on April 2, 2010. At April 2, 2010, Projecta had an outstanding balance with Fortis Bank of less than $0.1 million.

At April 2, 2010, the Company had $54.5 million in fixed-rate debt outstanding from the 9 1/2% Senior Notes and $105.0 million in fixed-rate long-term debt outstanding from the 12 1/2% Senior Notes. There is no interest rate risk associated with these two Company’s fixed rate debts. The fair market value of the fixed-rate debt (based on discounted cash flows reflecting borrowing rates currently available for debt with similar terms and maturities) varies with fluctuations in interest rates. A 10% decrease in interest rates on the value of the 9 1/2% Senior Notes due in 2011 would have changed the fair market value of the fixed-rate debt to approximately $56.3 million from the fair value of approximately $55.9 million at April 2, 2010. A 10% decrease in interest rates on the value of the 12 1/2% Senior Notes due in 2015 would have changed the fair market value of the fixed-rate debt to approximately $111.4 million from the fair value of approximately $105.0 million at April 2, 2010. Note that financial instruments are described as cash or contractual obligations or rights to pay or receive cash. The fair value of all other financial instruments approximates the carrying value because of the short-term maturity of these instruments.

Item 4.	Controls and Procedures.

Evaluation of Disclosure Controls and Procedures.

The Company has evaluated the effectiveness of the design and operation of its disclosure controls and procedures pursuant to Rules 13a-15(e) and 15d-15(e) under the Securities Exchanges Act of 1934 as of the end of the period covered by this report. Based on the evaluation, performed under the supervision and with the participation of the Company’s management, including the Chairman, Chief Executive Officer and President (the “CEO”) and the Chief Financial Officer (the “CFO”), the Company’s management, including the CEO and CFO, concluded that the Company’s disclosure controls and procedures were effective as of the end of the period covered by the report.

Changes in Internal Control

There were no significant changes with respect to the Company’s internal control over financial reporting or in other factors that materially affected, or are reasonably likely to materially affect, internal control over financial reporting during the quarter ended April 2, 2010.

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

Date: May 5, 2010

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