Form 10-Q
period 2010-07-02
DA-LITE SCREEN CO INC
filed 2010-08-03
CIK 881665

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 2, 2010

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

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☐    No  ☐

As of August 3, 2010, there were 5,407,923 shares of the registrant’s common stock outstanding (all of which are privately owned and are not traded on any public market).

i

PART I

FINANCIAL INFORMATION

Item 1.	Condensed Consolidated Financial Statements.

DA-LITE SCREEN COMPANY, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(Dollars in thousands, except par value amount)

	(Unaudited) As of July 2, 2010	As of January 1, 2010
Assets
Current Assets:
Cash and cash equivalents	$1,194	$552
Accounts receivable, less allowance for doubtful accounts	16,708	13,559
Inventories	8,370	8,482
Prepaid expenses and other	2,374	2,045
Prepaid income taxes	784	519

Total current assets	29,430	25,157

Property, plant and equipment	58,483	60,104
Less accumulated depreciation	43,685	43,256

Net property, plant, and equipment	14,798	16,848

Goodwill	20,440	20,440
Other assets, net	3,999	805

	$68,667	$63,250

Liabilities and Stockholders’ Deficit
Current liabilities:
Revolving credit facility	$—	$1,975
Checks written in excess of bank balance	344	890
Accounts payable	2,716	3,281
Accrued expenses
Interest	3,589	1,167
Vacation	1,289	1,239
Other	2,856	3,088

Total accrued expenses	7,734	5,494

Total current liabilities	10,794	11,640
Long-term debt	102,276	98,005

Total liabilities	113,070	109,645

Commitments and contingencies (note 8)

Stockholders’ deficit:
Common stock, $.001 par value. Authorized 10,000,000 shares; issued 5,388,620 shares at July 2, 2010	5	11
Additional paid-in capital	1,927	1,710
Accumulated deficit	(48,952)	(26,770)
Accumulated other comprehensive income	2,617	4,120
Less treasury stock, 5,297.38 shares at January 1, 2010 at cost	—	(25,466)

Total stockholders’ deficit	(44,403)	(46,395)

	$68,667	$63,250

See accompanying notes to condensed consolidated financial statements.

DA-LITE SCREEN COMPANY, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Dollars in thousands, unaudited)

	13 Weeks Ended July 2, 2010	13 Weeks Ended July 3, 2009	26 Weeks Ended July 2, 2010	27 Weeks Ended July 3, 2009

Net sales	$33,896	$31,413	$65,178	$65,097
Cost of sales	20,081	20,803	39,389	42,844

Gross profit	13,815	10,610	25,789	22,253
Selling, general, and administrative expenses	5,031	5,644	9,707	10,539
Goodwill impairment	—	5,926	—	5,926

Operating income (loss)	8,784	(960)	16,082	5,788

Other expense (income):
Interest	4,323	2,998	7,232	6,381
Miscellaneous, net	(48)	(574)	995	(1,289)

Total other expense	4,275	2,424	8,227	5,092

Income (loss) before income taxes	4,509	(3,384)	7,855	696
Income tax expense (benefit)	21	(228)	(41)	(272)

Net income (loss)	$4,488	$(3,156)	$7,896	$968

See accompanying notes to condensed consolidated financial statements.

DA-LITE SCREEN COMPANY, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Dollars in thousands, unaudited)

	26 weeks Ended July 2, 2010	27 weeks Ended July 3, 2009
Cash flows from operating activities:
Net income	$7,896	$968
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	1,398	1,485
Amortization and write-off of debt issuance costs	505	610
Accretion of original issue discount on senior notes due 2015	106	—
Stock compensation expense	217	—
Goodwill impairment	—	5,926
Change in:
Accounts receivable	(4,091)	2,389
Inventories	(158)	5,228
Prepaid expenses and other	(404)	524
Accounts payable	317	(1,725)
Accrued expenses	2,049	1,203

Net cash provided by operating activities	7,835	16,608

Cash flows from investing activities:
Purchase of property, plant and equipment	(457)	(771)

Net cash used in investing activities	(457)	(771)

Cash flows from financing activities:
Decrease in checks written in excess of bank balance	(546)	—
Proceeds from revolving credit facility	4,700	5,500
Payments on revolving credit facility	(6,675)	(3,500)
Proceeds from sale of senior notes due 2015	102,170	—
Payments to retire senior notes due 2011	(98,005)	(9,300)
Distributions to stockholders	(4,618)	(7,516)
Payment of financing costs	(3,700)	—

Net cash used in financing activities	(6,674)	(14,816)

Effect of foreign currency exchange rate changes on cash and cash equivalents	(62)	271

Net change in cash and cash equivalents	642	1,292
Cash and cash equivalents at beginning of period	552	1,633

Cash and cash equivalents at end of period	$1,194	$2,925

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

The Company operates on a 52/53-week fiscal year ending on the last Friday of December. The second quarters of 2010 and 2009 were 13-week periods, respectively. The Company’s 2010 and 2009 fiscal years will be 52-week and 53-week years, respectively.

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

Goodwill

Goodwill represents the excess of purchase price over the fair value of identifiable net assets acquired. The Company applies the provisions of ASC 350 “Intangibles-Goodwill and Other”, and management tests goodwill for impairment to determine whether its carrying value exceeds its implied fair value at least annually or more frequently if events or circumstances indicate that the carrying amount of goodwill may be impaired. The Company has three reporting units (Da-Lite US, Procolor S.A.S, and Projecta BV) of which only Da-Lite US has goodwill as of July 2, 2010 and January 1, 2010. The Company’s annual impairment testing date is the last day of the fiscal year.

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

Disclosures About Fair Value of Financial Instruments

Financial instruments are described as cash or contractual obligations or rights to pay or receive cash. The fair value of certain financial instruments approximates the carrying value because of the short-term maturity of these instruments. The estimated fair value of the 12 1/2% Senior Notes due 2015 is $105 million at July 2, 2010 and of the 9 1/2% Senior Notes due 2011 was $97 million at January 1, 2010.

Recent Accounting Pronouncements

There were various accounting standards and interpretations issued recently, none of which are expected to have a material impact on the Company’s financial position, operations or cash flows.

3.	Notes Payable, Revolving Credit Agreement and Long-term Debt

Long-term debt consists of the following (in thousands):	July 2, 2010	January 1, 2010

9 1/2 % Senior Notes due May 2011	$—	$98,005
12 1/2 % Senior Notes due April 2015 (net of unamortized issue discount of $2,724)	102,276	—

Total Long-term debt	$102,276	$98,005

The Company issued $160 million of 9 1/2% senior unsecured notes due in May 2011 during fiscal year 2004, which were subsequently exchanged for substantially identical notes that were registered with the Securities and Exchange Commission (the “9 1/2% Senior Notes”). On March 29, 2010, the Company repurchased $43.5 million of the outstanding $98.0 million principal amount of its 9 1/2 % Senior Notes from the open market for an aggregate purchase price of $44.5 million. The Company retired these Notes and wrote-off the purchase premium and the deferred financing cost related to the repurchase. On May 17, 2010, the Company redeemed the remaining $54.5 million of its 9 1/2 % Senior Notes at the principal amount plus accrued interest due and wrote-off the remaining purchase premium and the deferred financing cost.

The Company issued $105 million of 12  1/2% senior unsecured notes due in April 2015 during the first quarter of 2010 (the “12 1/2% Senior Notes”). The 12 1/2% Senior Notes were issued with an original issue discount at a price of 97.305% and were recorded at the discounted amount of $102.2 million. The discount will be accreted over the life of these notes as interest expense. The Company used the proceeds from the issuance of the 12 1/2% Senior Notes, together with borrowings under our bank credit facility, to purchase approximately $43.5 million principal amount of the 9 1/2% senior unsecured notes in March 2010, to redeem the remaining $54.5 million of 9 1/2% senior unsecured notes in May 2010 and to pay issuance costs for the new 12 1/2% Senior Notes. The Company may redeem any of the 12 1/2% Senior Notes beginning on April 1, 2013. The initial redemption price is 106.250% of their principal amount, plus accrued interest. The redemption price will decline each year after 2013 and will be 100% of their principal amount, plus accrued interest, beginning on April 1, 2014. In addition, before April 1, 2013, the Company may redeem up to 35% of the aggregate principal amount of outstanding notes with the proceeds from sales of certain kinds of our capital stock at a redemption price equal to 112.500% of their principal amount, plus accrued interest to the redemption date. The Company may make such redemption only if, after any such redemption, at least 65% of the aggregate principal amount of notes originally issued under the indenture remains outstanding. Interest is payable semi-annually in arrears on April 1 and October 1 of each year, beginning on October 1, 2010.

The Company registered with the Securities and Exchange Commission (the “SEC”) $105 million of new 12 1/2% Senior Notes due 2015 (“Exchange Notes”), which have substantially identical terms to the Company’s outstanding 12 1/2% Senior Notes (“Original Notes”), pursuant to a Registration Statement on Form S-4 which was declared effective by the SEC on June 8, 2010. On June 8, 2010, the Company commenced an offer to exchange its outstanding Original Notes for the Exchange Notes which have been registered with the SEC. This exchange offer expired on July 12, 2010. All of the Original Notes were tendered and exchanged for the Exchange Notes.

In the Indenture related to the 12 1/2% Senior Notes, the Company agreed to covenants that limit it and its restricted subsidiaries’ (i.e., Projecta B.V., Procolor S.A.S.) ability, among other things, to: (a) incur additional debt and issue preferred stock, (b) pay dividends, acquire shares of capital stock, make payments on subordinated debt or make investments, (c) place limitations on distributions from restricted subsidiaries, (d) issue or sell capital stock of restricted subsidiaries, (e) issue guarantees, (f) sell or exchange assets, (g) enter into transactions with stockholders and affiliates, (h) create liens and (i) effect mergers. In addition, if a change of control occurs, each holder of Notes will have the right to require the Company to repurchase all or part of the holder’s Notes at a price equal to 101% of their principal amount, plus any accrued interest to the date of purchase. The Company was in compliance with all covenants at July 2, 2010.

On March 26, 2010, the Company entered into a two-year arrangement for an unsecured revolving credit facility, with maximum possible borrowings equal to $19.5 million, with Lake City Bank (the “Bank”). Interest on any outstanding borrowings related to the line of credit is calculated at the prime rate, subject to an interest rate floor of 4.00%. As the prime rate is below the floor, the interest rate in effect as of July 2, 2010 was 4.00%. As of July 2, 2010, the Company had no outstanding balances under this agreement.

The Company’s Dutch subsidiary, Projecta, has an overdraft line of credit with maximum possible borrowings equal to 1.5 million Euros. Interest on outstanding borrowings in Europe related to Projecta’s overdraft line of credit is calculated at the ABN AMRO Bank Basic Rate plus 1.50%, the sum of which was 6.10% on July 2, 2010. At July 2, 2010, Projecta had no outstanding balance with ABN AMRO Bank under this credit facility.

The Company has provided an insurance carrier with a standby letter of credit for $0.4 million for self-insured amounts under its insurance program.

4.	Stock Split and Stock Options

On June 21, 2010 the Board of Directors of the Company approved a 1,000 to 1 stock split and in connection with the stock split, amended and restated the Amended and Restated Articles of Incorporation of the Company. The Second Amended and Restated Articles of Incorporation were approved by the shareholders in a shareholders meeting on July 2, 2010. All share and per share information set forth herein gives retrospective effect to the stock split. The amended and restated articles of incorporation required that all treasury shares be retired prior to the stock split. The Company retired the treasury shares and retained deficit was impacted by the retirement of the treasury shares by $25.5 million.

The Company has a nonqualified stock option plan under which options are granted to certain employees. During 2004, the Company granted options to certain employees that were immediately 100% vested. The options expire after ten years from the date of grant.

During the thirteen weeks ended July 2, 2010, the Company adopted the Da-Lite Screen Company, Inc. 2010 Stock Option Plan (“2010 Stock Option Plan”) pursuant to which eligible employees may be granted options to purchase up to 200,000 new shares of the Company. The Company granted 159,000 nonqualified options to certain employees that were immediately 100% vested. The options expire after five years from the date of grant.

The stock option activity and weighted average exercise prices follow:

	Option Shares	Weighted Average Exercise Price	Option Exercisable	Weighted Average Exercise Price
Outstanding, January 1, 2010 (1)	54,000	$17.11	54,000	$17.11
Granted	159,000	17.62	159,000	17.62
Exercised	0	0	0	0
Canceled	0	0	0	0

Outstanding July 2, 2010	213,000	$17.49	213,000	$17.49

(1)	Amounts restated to report the 1,000 to 1 stock split.

The aggregate intrinsic value of exercisable shares at July 2, 2010 was less than $0.1 million with a weighted average contractual term of 4.7 years.

Under the 2010 Stock Option Plan the fair value of the employees’ purchase right under this Plan was estimated on the date of grant. The employees’ purchase right was determined using the Black-Scholes option-pricing model with the following assumptions and results:

2010 Stock Option Plan
Expected life in years	2.8
Interest rate	1.11%
Volatility	16.7%
Dividend yield	3.4%
Fair value of options	$1.36

The Company recognized share based compensation expense of $0.2 million for the period ended July, 2, 2010.

5.	Inventories

The Company accounts for its inventory at the lower of cost or market using the first-in, first-out (FIFO) method. Inventory is comprised of the following (in thousands):

	July 2, 2010	January 1, 2010
Raw materials	$6,189	$5,715
Work in progress	890	915
Finished goods	1,291	1,852

	$8,370	$8,482

6.	Accumulated Other Comprehensive Income

The only component of accumulated other comprehensive income as of July 2, 2010 and January 1, 2010 was for cumulative foreign exchange translation adjustments.

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

The following table presents financial information by segment for the periods stated (in thousands):

For the period ended:	13 Weeks Ended July 2, 2010	13 Weeks Ended July 3, 2009	26 Weeks Ended July 2, 2010	27 Weeks Ended July 3, 2009
Net sales:
United States	$29,122	$27,088	$55,021	$55,552
Europe	4,774	4,325	10,157	9,545

Total net sales	$33,896	$31,413	$65,178	$65,097

Operating income (loss):
United States	$8,610	$5,849	$16,079	$12,718
Europe	174	(6,809)	3	(6,930)

Total operating income (loss)	$8,784	$(960)	$16,082	$5,788

As of:	July 2, 2010	January 1, 2010
Total assets
United States	$54,961	$47,751
Europe	13,706	15,499

Total assets	$68,667	$63,250

8.	Commitments and Contingencies

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

Critical Accounting Policies

There were no changes in the thirteen week period ended July 2, 2010 to the application of critical accounting policies and estimates as described in our Annual Report on Form 10-K for the year ended January 1, 2010.

Recent Accounting Pronouncements

There were various accounting standards and interpretations issued recently, none of which are expected to have a material impact on the company’s financial position, operations or cash flows.

Results of Operations

Thirteen Weeks Ended July 2, 2010, Compared with Thirteen Weeks Ended July 3, 2009

Net Sales. Net sales were $33.9 million for the 13 weeks ended July 2, 2010, as compared to $31.4 million for the 13 weeks ended July 3, 2009, an increase of $2.5 million or 7.9%. Net sales by the Company’s United States (U.S.) operations increased 7.5%. In the U.S., electric screen sales increased $1.1 million, wall screen sales increased $0.1 million, portable screen sales increased $0.2 million, and the sales of other products increased $0.6 million from 2009 levels, reflecting primarily increases in volume. Sales benefited from an improvement in economic activity during the second quarter, including the Hospitality, Business/IT and housing markets. Net sales from the Company’s European subsidiaries increased $0.4 million or 10.4%. Sales in Europe also benefited from an improvement in the economy. The stronger dollar produced a decrease of $0.4 million.

Cost of Sales. Cost of sales was $20.1 million for the 13 weeks ended July 2, 2010, as compared to $20.8 million for the 13 weeks ended July 3, 2009, a decrease of $0.7 million, or 3.5%. As a percentage of net sales, the cost of sales represented 59.2% in the 13 weeks ended July 2, 2010 and 66.2% for the 13 weeks ended July 3, 2009. This constitutes a 7.0 percentage point increase in margins. Margins at our U.S. facilities increased 5.8 points while margins at our European operations increased 10.0 points. These increases resulted primarily from a decrease in material cost and, to a lesser extent, an increase in product volumes.

Selling, General and Administrative Expenses. Selling, general and administrative expenses were $5.0 million for the 13 weeks ended July 2, 2010, as compared to $5.6 million for the 13 weeks ended July 3, 2009. Selling, general and administrative expenses in the U.S. decreased $0.3 million primarily as a result of a decrease in bad debt expense.

Goodwill Impairment. There were no impairment charges in the 13 weeks ended July 2, 2010. The goodwill impairment charge totaled $5.9 million for the 13 weeks ended July 3, 2009 as a result of the impairment charge recorded at the Projecta BV reporting unit.

Interest. Interest expense totaled $4.3 million for the 13 weeks ended July 2, 2010, as compared to $3.0 million for the 13 weeks ended July 3, 2009, an increase of $1.3 million. The increase was primarily due to the changes in rates as a result of refinancing the 9 1/2% Senior Notes with 12 1/2% Senior Notes.

Miscellaneous, net. Miscellaneous, net was income of less than $0.1 million for the 13 weeks ended July 2, 2010, as compared to $0.6 million for the 13 weeks ended July 3, 2009, that included a gain from the repurchase of debt at a discount.

Income Taxes. As a subchapter S corporation for United States tax purposes, the Company is generally not subject to United States federal and state income taxation. Rather, the Company’s income, gains, losses, deductions and credits flow through to its stockholders, and the Company makes distributions to them to meet their tax obligations at an assumed maximum federal and state tax rate (based on the state with the highest tax rate in which any of the Company’s stockholders reside). This assumed rate was 40.4% for the 13 weeks ended July 2, 2010 and for the 13 weeks ended July 3, 2009. The Company pays foreign income taxes on the earnings of its European subsidiaries.

Net Income (Loss). As a result of the aforementioned factors, net income increased $7.6 million to income of $4.5 million for the 13 weeks ended July 2, 2010 compared to a loss of $3.2 million for the 13 weeks ended July 3, 2009.

Results of Operations

Twenty Six Weeks Ended July 2, 2010, Compared with Twenty Seven Weeks Ended July 3, 2009

Net Sales. Net sales were $65.2 million for the 26 weeks ended July 2, 2010, as compared to $65.1 million for the 27 weeks ended July 03, 2009, an increase of $0.1 million or 0.1%. Net sales by the Company’s United States (U.S.) operations decreased 1.0%. In the U.S., electric screen sales decreased $1.0 million and wall screen sales decreased $0.1 million. Portable screen sales increased $0.2 million and sales of other product increased $0.4 million from 2009 levels. Sales were marginally impacted by a leveling in the economy, in the Hospitality, Business/IT and housing markets. Portable screen sales were positively impacted by a slight increase in demand from the rental and staging markets within the broader Hospitality market. Net sales from the Company’s European subsidiaries increased $0.6 million or 6.4%. Sales in Europe benefited from an improvement in the economy. The stronger dollar produced a decrease of $0.1 million.

Cost of Sales. Cost of sales was $39.4 million for the 26 weeks ended July 2, 2010, as compared to $42.8 million for the 27 weeks ended July 3, 2009, a decrease of $3.4 million, or 8.1%. As a percentage of net sales, the cost of sales represented 60.4% in the 26 weeks ended July 2, 2010 and 65.8% for the 27 weeks ended July 3, 2009. This constitutes a 5.4 percentage point increase in margins. Margins at our U.S. facilities increased 5.0 points while margins at our European operations increased 3.9 points. These increases resulted primarily from the decrease in material cost and, to a lesser extent, an increase in product volumes.

Selling, General and Administrative Expenses. Selling, general and administrative expenses were $9.7 million for the 26 weeks ended July 2, 2010, as compared to $10.5 million for the 27 weeks ended July 3, 2009. Selling, general and administrative expenses in the U.S. decreased $0.6 million as a result of a decrease in bad debt and marketing expense.

Goodwill Impairment There were no impairment charges in the 26 weeks ended July 2, 2010. The goodwill impairment charge totaled $5.9 million for the 27 weeks ended July 3, 2009 as a result of the impairment charge taken at the Project BV reporting unit.

Interest. Interest expense totaled $7.2 million for the 26 weeks ended July 2, 2010, as compared to $6.4 million for the 27 weeks ended July 3, 2009, an increase of $0.8 million, reflecting the increase in interest as a result of refinancing the 9 1/2% Senior Notes with 12 1/2% Senior Notes.

Miscellaneous, net. Miscellaneous, net was an expense of $1.0 million for the 26 weeks ended July 2, 2010, as compared to income of $1.3 million for the 27 weeks ended July 3, 2009, an increase of $2.3 million. The change resulted from the repurchase of debt at a premium in the 2010 period compared to the repurchase of debt at a discount in 2009.

Income Taxes. As a subchapter S corporation for United States tax purposes, the Company is generally not subject to United States federal and state income taxation. Rather, the Company’s income, gains, losses, deductions and credits flow through to its stockholders, and the Company makes distributions to them to meet their tax obligations at an assumed maximum federal and state tax rate (based on the state with the highest tax rate in which any of the Company’s stockholders reside). This assumed rate was 40.4% for the 26 weeks ended July 2, 2010 and for the 27 weeks ended July 3, 2009. The Company pays foreign income taxes on the earnings of its European subsidiaries.

Net Income (Loss). As a result of the aforementioned factors, net income increased $6.9 million to income of $7.9 million for the 26 weeks ended July 2, 2010 compared to $1.0 million for the 27 weeks ended July 3, 2009.

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

In March 2010, the Company repurchased $43.5 million of the outstanding principal amount of its 9  1/2% Senior Notes from the open market for an aggregate purchase price of $44.5 million. On May 17, 2010, the Company redeemed the remaining $54.5 million of the 9 1 /2% Senior Notes balance at the principal amount. The funds to repurchase these notes were from the cash received from the $102.2 million of the 12 1/2% Senior Notes along with the borrowings under our bank credit facility.

Management believes the principal indicators of the Company’s liquidity are its cash position (total cash and cash equivalents), remaining availability under its bank credit facilities and its excess working capital. At July 2, 2010, the Company’s cash position was $1.2 million, an increase of $0.6 million from January 1, 2010. Additionally, the Company has an unsecured revolving credit facility, with maximum possible borrowings equal to $19.5 million, which expires in April 2012. Interest on any outstanding borrowings related to this line of credit is calculated at the prime rate, subject to a floor of 4.00%. As the prime rate is below the floor, the interest rate in effect as of July 2, 2010 was 4.00%. At July 2, 2010, the Company had no outstanding balance under this line of credit. Da-Lite’s working capital position increased to $18.6 million (including $1.2 million of total cash and cash equivalents) at July 2, 2010, from $13.5 million (including $0.6 million of total cash and cash equivalents) at January 1, 2010.

The Company’s Dutch subsidiary, Projecta, has an overdraft line of credit, with maximum possible borrowings equal to 1.5 million Euros. Interest on outstanding borrowings in Europe related to Projecta’s overdraft line of credit is calculated at the ABN AMRO Bank Basic Rate plus 1.50%, the sum of which was 6.10% on July 2, 2010. At July 2, 2010, Projecta had no outstanding balances under this credit facility.

Cash Flows

For the 26 weeks ended July 2, 2010, cash provided by operating activities was $7.8 million, as compared to $16.6 million for the 27 weeks ended July 3, 2009, a decrease of $8.8 million or 53.5%, that resulted from an increase in working capital for the 26 weeks ended July 2, 2010 compared to the decrease in working capital for the 27 weeks ended July 3, 2009. Cash used in investing activities was $0.5 million for the 26 weeks ended July 2, 2010, as compared to $0.8 million for the 27 weeks ended July 3, 2009 due to a reduction in capital expenditures. Cash used in financing activities was $6.7 million during the 26 weeks ended July 2, 2010, as compared to $14.8 million for the 27 weeks ended July 3, 2009. The decrease in cash used in financing activities in 2010 was primarily due to the refinancing.

Capital Expenditures

Capital expenditures were $0.5 million for the twenty six weeks ended July 2, 2010 compared to $0.8 million for the twenty seven weeks ended July 3, 2009. The Company’s management currently expects to spend approximately $1.5 million on capital expenditures in 2010, using cash generated from operations.

Contractual Obligations

The following table sets forth, as of July 2, 2010, certain of the Company’s contractual obligations:

	Payments due by period
Contractual Obligations	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
	(in millions)
Interest and principal payments for senior debt	$170.9	$13.4	$26.3	131.2	—
Interest and principal for line of credit	—	—	—	—	—
Self-insurance letter of credit	0.4	0.4	—	—	—

Total	$171.3	$13.8	$26.3	131.2	—

Distributions

As a subchapter S corporation under the Internal Revenue Code of 1986, Da-Lite is not subject to U.S. federal income taxes. Instead, such taxes are payable by Da-Lite’s stockholders. Distributions are made by Da-Lite to its stockholders to pay estimated taxes relating to taxable income allocated to them by the Company on a quarterly basis. Tax related distributions were $4.6 million and $4.3 million for the 26 weeks ended July 2, 2010 and the 27 weeks ended July 3, 2009, respectively.

The Company paid regular distributions to its stockholders in the amount of $3.2 million during the 27 weeks ending July 3, 2009. The Company has not paid any regular distribution to its stockholders in the first half of 2010, and there are no current plans to commence making any regular distributions to its stockholders in 2010.

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

The Company’s sales are not materially dependent on a single customer or a small group of customers. No one individual customer balance represented more than 7.4% of the Company’s total outstanding receivables as of July 2, 2010. Credit risk associated with the Company’s receivables is representative of the geographic, industry and customer diversity associated with the Company’s global business.

The Company also maintains credit controls for evaluating and granting customer credit. As a result, the Company may require that customers provide some type of financial guarantee in certain circumstances.

Foreign Currency Risk

Da-Lite routinely uses forward exchange contracts to economically hedge raw material purchases from vendors outside of the country of purchase.

Interest Rate Risk

The Company has two credit facilities available for general corporate purposes that are subject to variable interest rates. Interest related to any outstanding balances on the Company’s $19.5 million revolving credit facility in the U.S. is calculated at 4.00% on July 2, 2010. At July 2, 2010, the Company had no outstanding balance. Interest on outstanding borrowings in Europe, related to Projecta’s overdraft line of credit, is calculated at the ABN AMRO Basic Rate plus 1.50%, the sum of which was 6.10% on July 2, 2010. At July 2, 2010, Projecta had no outstanding balance with ABN AMRO Bank.

At July 2, 2010, the Company had $105.0 million in fixed-rate long-term debt outstanding from the 12 1/2% Senior Notes. There is no interest rate risk associated with the Company’s fixed rate debt. The fair market value of the fixed-rate debt (based on discounted cash flows reflecting borrowing rates currently available for debt with similar terms and maturities) varies with fluctuations in interest rates. A 10% decrease in interest rates on the value of the 12 1/2% Senior Notes due in 2015 would have changed the fair market value of the fixed-rate debt to approximately $111.4 million from the fair value of approximately $105.0 million at July 2, 2010. Note that financial instruments are described as cash or contractual obligations or rights to pay or receive cash. The fair value of all other financial instruments approximates the carrying value because of the short-term maturity of these instruments.

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

Changes in Internal Control

There were no significant changes with respect to the Company’s internal control over financial reporting or in other factors that materially affected, or are reasonably likely to materially affect, internal control over financial reporting during the quarter ended July 2, 2010.

PART II

OTHER INFORMATION

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

None

Item 5.	Other Information

On July 2, 2010, the shareholders of the Company convened a special meeting to adopt the Second Amended and Restated Articles of Incorporation of the Company, which effected a 1,000-for-1 stock split of the Company’s common stock (the “Stock Split”). The Company filed the Second Amended and Restated Articles of Incorporation with the Secretary of State of the State of Indiana on that date to be effective as of July 2, 2010 (the “Effective Date”).

As of the Effective Date, the Company’s shareholders were entitled to receive 1,000 shares of the Company’s common stock, par value $0.001 per share, in exchange for one share of the Company’s common stock, par value $1.00 per share (“Old Shares”). The total number of authorized shares of the Company was increased to 10,000,000 on the Effective Date. The Second Amended and Restated Articles of Incorporation of the Company was included as Exhibit 3.1 to the Periodic Report on Form 8-K filed on July 8, 2010.

During the quarter ended July 2, 2010, the Company adopted the Da-Lite Screen Company, Inc. 2010 Stock Option Plan (“2010 Stock Option Plan”) pursuant to which eligible employees may be granted options to purchase up to 200,000 new shares of the Company. A copy of the 2010 Stock Option Plan and Form Award Agreement are included as Exhibits 10.1 and 10.2 hereto.

As of August 1, 2010, the Company entered into amendments to employment agreements with Richard Lundin, Judith Loughran and Jerry Young. Copies of these amendments are included as Exhibits 10.3, 10.4 and 10.5 hereto.

Item 6.	Exhibits

Exhibit No.	Description

10.1	Da-Lite Screen Company, Inc 2010 Stock Option Plan.

10.2	Form of Options Award Agreement.

10.3	Amendment to Employment Agreement between the Da-Lite Screen Company, Inc. and Richard Lundin.

10.4	Amendment to Employment Agreement between the Da-Lite Screen Company, Inc and Judith Loughran.

10.5	Amendment to Employment Agreement between the Da-Lite Screen Company, Inc and Jerry Young.

31.1	Certification of CEO pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of CFO pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of CEO pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of CFO pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DA-LITE SCREEN COMPANY, INC. (Registrant)

By:	/s/ Jerry C. Young
Jerry C. Young
Vice President – Finance and Chief Financial Officer (Principal Financial and Accounting Officer)

Date: August 3, 2010

EXHIBIT INDEX

Exhibit No.	Description

10.1	Da-Lite Screen Company, Inc 2010 Stock Option Plan.

10.2	Form of Options Award Agreement.

10.3	Amendment to Employment Agreement between the Da-Lite Screen Company, Inc. and Richard Lundin.

10.4	Amendment to Employment Agreement between the Da-Lite Screen Company, Inc and Judith Loughran.

10.5	Amendment to Employment Agreement between the Da-Lite Screen Company, Inc and Jerry Young.

31.1	Certification of CEO pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of CFO pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of CEO pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of CFO pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002