Form 10-Q
period 2010-10-01
DA-LITE SCREEN CO INC
filed 2010-11-02
CIK 881665

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended October 1, 2010

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

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☐    No  ☐

As of November 2, 2010, there were 5,412,570 shares of the registrant’s common stock outstanding (all of which are privately owned and are not traded on any public market).

i

PART I

FINANCIAL INFORMATION

Item 1.	Condensed Consolidated Financial Statements.

DA-LITE SCREEN COMPANY, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(Dollars in thousands, except par value amount)

	(Unaudited) As of October 1, 2010	As of January 1, 2010
Assets
Current Assets:
Cash and cash equivalents	$489	$552
Accounts receivable, less allowance for doubtful accounts	16,850	13,559
Inventories	8,869	8,482
Prepaid expenses and other	2,493	2,045
Prepaid income taxes	1,071	519

Total current assets	29,772	25,157

Property, plant and equipment	60,192	60,104
Less accumulated depreciation	45,028	43,256

Net property, plant, and equipment	15,164	16,848

Goodwill	20,440	20,440
Other assets, net	3,486	805

	$68,862	$63,250

Liabilities and Stockholders’ Deficit
Current liabilities:
Revolving credit facility	$9,800	$1,975
Checks written in excess of bank balance	867	890
Accounts payable	2,593	3,281
Accrued expenses
Interest	—	1,167
Vacation	1,229	1,239
Other	3,048	3,088

Total accrued expenses	4,277	5,494

Total current liabilities	17,537	11,640
Long-term debt	91,918	98,005

Total liabilities	109,455	109,645

Commitments and contingencies (note 8)

Stockholders’ deficit:
Common stock, $.001 par value. Authorized 10,000,000 shares; issued 5,409,331 shares at October 1, 2010	5	11
Additional paid-in capital	2,287	1,710
Accumulated deficit	(46,513)	(26,770)
Accumulated other comprehensive income	3,628	4,120
Less treasury stock, 5,297.38 shares at January 1, 2010 at cost	—	(25,466)

Total stockholders’ deficit	(40,593)	(46,395)

	$68,862	$63,250

See accompanying notes to condensed consolidated financial statements.

DA-LITE SCREEN COMPANY, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Dollars in thousands, unaudited)

	13 Weeks Ended October 1, 2010	13 Weeks Ended October 2, 2009	39 Weeks Ended October 1, 2010	40 Weeks Ended October 2, 2009

Net sales	$34,149	$33,793	$99,327	$98,890
Cost of sales	21,009	20,714	60,398	63,558

Gross profit	13,140	13,079	38,929	35,332
Selling, general, and administrative expenses	4,329	4,418	14,036	14,957
Goodwill impairment	—	—	—	5,926

Operating income	8,811	8,661	24,893	14,449

Other expense (income):
Interest	4,116	2,914	11,348	9,295
Miscellaneous, net	254	(786)	1,249	(2,075)

Total other expense	4,370	2,128	12,597	7,220

Income before income taxes	4,441	6,533	12,296	7,229
Income tax benefit	(20)	(4)	(61)	(276)

Net income	$4,461	$6,537	$12,357	$7,505

See accompanying notes to condensed consolidated financial statements.

DA-LITE SCREEN COMPANY, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Dollars in thousands, unaudited)

	39 weeks Ended October 1, 2010	40 weeks Ended October 2, 2009
Cash flows from operating activities:
Net income	$12,357	$7,505
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	2,072	2,177
Amortization and write-off of debt issuance costs	1,081	1,014
Accretion of original issue discount on senior notes due 2015	498	—
Stock compensation expense	217	—
Goodwill impairment	—	5,926
Change in:
Accounts receivable	(3,875)	1,803
Inventories	(479)	5,497
Prepaid expenses and other	(482)	584
Accounts payable	28	(1,692)
Accrued expenses	(1,721)	2,277

Net cash provided by operating activities	9,696	25,091

Cash flows from investing activities:
Purchase of property, plant and equipment	(783)	(1,036)

Net cash used in investing activities	(783)	(1,036)

Cash flows from financing activities:
Decrease in checks written in excess of bank balance	(23)	—
Proceeds from revolving credit facility, 2009 agreement	3,050	12,700
Payments on revolving credit facility, 2009 agreement	(5,025)	(10,500)
Proceeds from revolving credit facility, 2010 agreement	13,200	—
Payments on revolving credit facility, 2010 agreement	(3,400)	—
Proceeds from sale of senior notes due 2015	102,170	—
Payments to retire senior notes due 2011	(98,005)	(17,775)
Payments to retire senior notes due 2015	(10,750)	—
Distributions to stockholders	(6,638)	(9,040)
Payment of financing costs	(3,762)	—
Exercise of common stock options	360	—

Net cash used in financing activities	(8,823)	(24,615)

Effect of foreign currency exchange rate changes on cash and cash equivalents	(153)	222

Net change in cash and cash equivalents	(63)	(338)
Cash and cash equivalents at beginning of period	552	1,633

Cash and cash equivalents at end of period	$489	$1,295

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

The Company operates on a 52/53-week fiscal year ending on the last Friday of December. The third quarters of 2010 and 2009 were 13-week periods, respectively. The Company’s 2010 fiscal year will be a 52-week year and its 2009 fiscal year consisted of 53 weeks.

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

Goodwill

Goodwill represents the excess of purchase price over the fair value of identifiable net assets acquired. The Company applies the provisions of ASC 350 “Intangibles-Goodwill and Other”, and management tests goodwill for impairment to determine whether its carrying value exceeds its implied fair value at least annually or more frequently if events or circumstances indicate that the carrying amount of goodwill may be impaired. The Company has three reporting units (Da-Lite US, Procolor S.A.S, and Projecta BV) of which only Da-Lite US has goodwill as of October 1, 2010 and January 1, 2010. The Company’s annual impairment testing date is the last day of the fiscal year.

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

Disclosures About Fair Value of Financial Instruments

Financial instruments are described as cash or contractual obligations or rights to pay or receive cash. The fair value of certain financial instruments approximates the carrying value because of the short-term maturity of these instruments. The estimated fair value of the 12 1/2% Senior Notes due 2015 was $101 million at October 1, 2010.

Recent Accounting Pronouncements

There were various accounting standards and interpretations issued recently, none of which are expected to have a material impact on the Company’s financial position, operations or cash flows.

3.	Notes Payable, Revolving Credit Agreement and Long-term Debt

Long-term debt consists of the following (in thousands):	October 1, 2010	January 1, 2010

9 1/2% Senior Notes due May 2011	$—	$98,005
12 1/2% Senior Notes due April 2015 (net of unamortized issue discount of $2,332)	91,918	—

Total Long-term debt	$91,918	$98,005

The Company issued $160 million of 9 1/2% senior unsecured notes due in May 2011 during fiscal year 2004, which were subsequently exchanged for substantially identical notes that were registered with the Securities and Exchange Commission (the “9 1/2% Senior Notes”). On March 29, 2010, the Company repurchased $43.5 million of the outstanding $98.0 million principal amount of its 9 1/2% Senior Notes from the open market for an aggregate purchase price of $44.5 million. The Company retired these Notes and wrote-off the purchase premium and the deferred financing cost related to the repurchase. On May 17, 2010, the Company redeemed the remaining $54.5 million of its 9 1/2% Senior Notes at the principal amount plus accrued interest due and wrote-off the remaining purchase premium and the deferred financing cost.

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

In the Indenture related to the 12 1/2% Senior Notes, the Company agreed to covenants that limit it and its restricted subsidiaries’ (i.e., Projecta B.V., Procolor S.A.S.) ability, among other things, to: (a) incur additional debt and issue preferred stock, (b) pay dividends, acquire shares of capital stock, make payments on subordinated debt or make investments, (c) place limitations on distributions from restricted subsidiaries, (d) issue or sell capital stock of restricted subsidiaries, (e) issue guarantees, (f) sell or exchange assets, (g) enter into transactions with stockholders and affiliates, (h) create liens and (i) effect mergers. In addition, if a change of control occurs, each holder of Notes will have the right to require the Company to repurchase all or part of the holder’s Notes at a price equal to 101% of their principal amount, plus any accrued interest to the date of purchase. The Company was in compliance with all covenants at October 1, 2010.

On September 2, 2010, the Company repurchased $10.8 million of the outstanding $105.0 million principal amount of its 12 1/2% Senior Notes from the open market for an aggregate purchase price of $11.0 million. The Company retired these Notes and wrote-off the original issuance discount and the deferred financing cost related to the repurchase, and recognized a loss on the premium paid to repurchase the notes.

On March 26, 2010, the Company entered into a two-year arrangement for an unsecured revolving credit facility, with maximum possible borrowings equal to $19.5 million, with Lake City Bank (the “Bank”). Under the agreement, borrowings from the revolving credit facility are not due until May 1, 2012. As part of this agreement, Lake City Bank may demand full payment at any time. When borrowings have taken place, the Company has paid down on the line as funds have become available. As the Company intends to repay the revolving line of credit as funds become available, the line of credit has been classified as short term. Interest on any outstanding borrowings related to the line of credit is calculated at the prime rate, subject to an interest rate floor of 4.00%. As the prime rate is below the floor, the interest rate in effect as of October 1, 2010 was 4.00%. As of October 1, 2010, $9.8 million of borrowings were outstanding under this facility.

The Company’s Dutch subsidiary, Projecta, has an overdraft line of credit with maximum possible borrowings equal to 1.5 million Euros. Projecta’s agreement with ABN AMRO Bank has no fixed expiration date. Interest on outstanding borrowings in Europe related to Projecta’s overdraft line of credit is calculated at the ABN AMRO Bank Basic Rate plus 1.50%, the sum of which was 6.10% on October 1, 2010. At October 1, 2010, Projecta had no outstanding balance with ABN AMRO Bank under this credit facility.

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

The stock option activity and weighted average exercise prices follow:

	Option Shares	Weighted Average Exercise Price	Option Exercisable	Weighted Average Exercise Price

Outstanding, January 1, 2010 (1)	54,000	$17.11	54,000	$17.11
Granted	159,000	17.62	159,000	17.62
Exercised	(20,711)	17.35	(20,711)	17.35
Canceled	(3,000)	17.62	(3,000)	17.62

Outstanding October 1, 2010	189,289	$17.50	189,289	$17.50

(1)	Amounts restated to report the 1,000 to 1 stock split.

The aggregate intrinsic value of exercisable shares at October 1, 2010 was less than $0.1 million with a weighted average contractual term of 4.6 years.

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

The Company recognized share based compensation expense of $0.2 million during the 13 weeks ended July 2, 2010.

5.	Inventories

The Company accounts for its inventory at the lower of cost or market using the first-in, first-out (FIFO) method. Inventory is comprised of the following (in thousands):

	October 1, 2010	January 1, 2010
Raw materials	$6,288	$5,715
Work in progress	958	915
Finished goods	1,623	1,852

	$8,869	$8,482

6.	Accumulated Other Comprehensive Income

The only component of accumulated other comprehensive income as of October 1, 2010 and January 1, 2010 was for cumulative foreign exchange translation adjustments.

7.	Segment Information

The Company primarily manufactures projection screens and other meeting room equipment that are sold throughout the United States and Europe. Based on its operations, the Company has established two reportable segments: United States and Europe. The United States segment includes the operations of Da-Lite excluding its foreign subsidiaries. The European segment includes the operations of Projecta and Procolor. All intersegment transactions have been eliminated. Information regarding the sales of specific product categories within the Company’s geographic business segments is not presented because it is not practical to determine these amounts.

Operating cash flow is the measure reported to the chief operating decision maker for use in assessing segment performance and allocating resources. Operating cash flow for assessing segment performance is net sales less cost of sales and selling, general, and administrative expenses excluding depreciation and amortization. The Company does not allocate costs between segments.

The following table presents financial information by segment for the periods stated (in thousands):

For the period ended:	13 Weeks Ended October 1, 2010	13 Weeks Ended October 2, 2009	39 Weeks Ended October 1, 2010	40 Weeks Ended October 2, 2009
Net sales:
United States	$29,733	$28,747	$84,754	$84,299
Europe	4,416	5,046	14,573	14,591

Total net sales	$34,149	$33,793	$99,327	$98,890

Operating income (loss):
United States	$8,832	$8,267	$24,911	$20,985
Europe	(21)	394	(18)	(6,536)

Total operating income	$8,811	$8,661	$24,893	$14,449

As of:	October 1, 2010	January 1, 2010
Total assets
United States	$53,714	$47,751
Europe	15,148	15,499

Total assets	$68,862	$63,250

8.	Commitments and Contingencies

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

Critical Accounting Policies

There were no changes in the thirty nine week period ended October 1, 2010 to the application of critical accounting policies and estimates as described in our Annual Report on Form 10-K for the year ended January 1, 2010.

Recent Accounting Pronouncements

There were various accounting standards and interpretations issued recently, none of which are expected to have a material impact on the company’s financial position, operations or cash flows.

Results of Operations

Thirteen Weeks Ended October 1, 2010, Compared with Thirteen Weeks Ended October 2, 2009

Net Sales. Net sales were $34.1 million for the 13 weeks ended October 1, 2010, as compared to $33.8 million for the 13 weeks ended October 2, 2009, an increase of $0.3 million or 0.9%. Net sales by the Company’s United States (U.S.) operations increased 3.4%. In the U.S., electric screen sales increased $0.3 million, wall screen sales decreased $0.1 million, portable screen sales increased $0.4 million, and the sales of other products increased $0.3 million from 2009 levels, reflecting primarily a marginal increase in volume. Sales benefited from a marginal improvement in economic activity during the third quarter. Net sales from the Company’s European subsidiaries decreased 12.5%. Sales in Europe were lower due to the stronger dollar that produced a decrease of $0.5 million.

Cost of Sales. Cost of sales was $21.0 million for the 13 weeks ended October 1, 2010, as compared to $20.7 million for the 13 weeks ended October 2, 2009, an increase of $0.3 million, or 1.4%. As a percentage of net sales, the cost of sales represented 61.5% in the 13 weeks ended October 1, 2010 and 61.3% for the 13 weeks ended October 2, 2009. This constitutes a 0.2 percentage point decrease in margins. Percentage margins at our U.S. facilities were unchanged while margins at our European operations decreased 8.7 points. The decrease resulted primarily from a change in the product mix in the European operations.

Selling, General and Administrative Expenses. Selling, general and administrative expenses were $4.3 million for the 13 weeks ended October 1, 2010, as compared to $4.4 million for the 13 weeks ended October 2, 2009. Selling, general and administrative expenses in Europe decreased $0.2 million primarily as a result of changes in exchange rates.

Interest. Interest expense totaled $4.1 million for the 13 weeks ended October 1, 2010, as compared to $2.9 million for the 13 weeks ended October 2, 2009, an increase of $1.2 million. The increase was primarily due to the changes in rates as a result of refinancing the 9 1/2% Senior Notes with 12 1/2% Senior Notes.

Miscellaneous, net. Miscellaneous, net was $0.3 million in expense for the 13 weeks ended October 1, 2010, as compared to $0.8 million in income for the 13 weeks ended October 2, 2009. The $1.1 million increase in expense was primarily due to a gain from the repurchase of debt at a discount in the third quarter of 2009 of $0.9 million and a loss from the repurchase of debt at a premium in the third quarter of 2010 of $0.3 million.

Income Taxes. As a subchapter S corporation for United States tax purposes, the Company is generally not subject to United States federal and state income taxation. Rather, the Company’s income, gains, losses, deductions and credits flow through to its stockholders, and the Company makes distributions to them to meet their tax obligations at an assumed maximum federal and state tax rate (based on the state with the highest tax rate in which any of the Company’s stockholders reside). This assumed rate was 40.4% for the 13 weeks ended October 1, 2010 and for the 13 weeks ended October 2, 2009. The Company pays foreign income taxes on the earnings of its European subsidiaries.

Net Income. As a result of the aforementioned factors, net income decreased $2.0 million to $4.5 million for the 13 weeks ended October 1, 2010, compared to $6.5 million for the 13 weeks ended October 2, 2009.

Results of Operations

Thirty Nine Weeks Ended October 1, 2010, Compared with Forty Weeks Ended October 2, 2009

Net Sales. Net sales were $99.3 million for the 39 weeks ended October 1, 2010, as compared to $98.9 million for the 40 weeks ended October 1, 2009, an increase of $0.4 million or 0.4%. Net sales by the Company’s United States (U.S.) operations increased 0.5%. In the U.S., electric screen sales decreased $0.7 million and wall screen sales decreased $0.2 million. Portable screen sales increased $0.7 million and sales of other product increased $0.7 million from 2009 levels. Sales were marginally assisted by a perceived leveling in the economy, in the hospitality, business/IT and housing markets. Portable screen sales were positively impacted by a slight increase in demand from the rental and staging markets within the broader Hospitality market. Net sales from the Company’s European subsidiaries decreased 0.1%. Such decrease was due to the stronger dollar against the Euro.

Cost of Sales. Cost of sales was $60.4 million for the 39 weeks ended October 1, 2010, as compared to $63.6 million for the 40 weeks ended October 2, 2009, a decrease of $3.2 million, or 5.0%. As a percentage of net sales, the cost of sales represented 60.8% in the 39 weeks ended October 2, 2010 and 64.3% for the 40 weeks ended October 2, 2009. This constitutes a 3.5 percentage point increase in margins. Margins at our U.S. facilities increased 3.3 points while margins at our European operations decreased 0.4 points. This overall increase resulted primarily from the decrease in material cost in the U.S. facilities as compared to the same period for 2009.

Selling, General and Administrative Expenses. Selling, general and administrative expenses were $14.0 million for the 39 weeks ended October 1, 2010, as compared to $15.0 million for the 40 weeks ended October 2, 2009. Selling, general and administrative expenses in the U.S. decreased $0.5 million as a result of a decrease in marketing expense.

Goodwill Impairment There was no impairment charge in the 39 weeks ended October 1, 2010. The goodwill impairment charge totaled $5.9 million for the 40 weeks ended October 2, 2009 as a result of the impairment charge taken at the Project BV reporting unit.

Interest. Interest expense totaled $11.3 million for the 39 weeks ended October 1, 2010, as compared to $9.3 million for the 40 weeks ended October 2, 2009, an increase of $2.0 million, reflecting the increase in interest as a result of refinancing the 9 1/2% Senior Notes with 12 1/2% Senior Notes.

Miscellaneous, net. Miscellaneous net was an expense of $1.2 million for the 39 weeks ended October 1, 2010, as compared to income of $2.1 million for the 40 weeks ended October 2, 2009. The $3.3 million increase in expense was due primarily to a gain from the repurchase of debt at a discount of $2.2 million in 2009 and a loss of 1.4 million from the repurchase of debt at a premium in 2010.

Income Taxes. As a subchapter S corporation for United States tax purposes, the Company is generally not subject to United States federal and state income taxation. Rather, the Company’s income, gains, losses, deductions and credits flow through to its stockholders, and the Company makes distributions to them to meet their tax obligations at an assumed maximum federal and state tax rate (based on the state with the highest tax rate in which any of the Company’s stockholders reside). This assumed rate was 40.4% for the 39 weeks ended October 1, 2010 and for the 40 weeks ended October 2, 2009. The Company pays foreign income taxes on the earnings of its European subsidiaries.

Net Income. As a result of the aforementioned factors, net income increased $4.9 million to $12.4 million for the 39 weeks ended October 1, 2010 compared to $7.5 million for the 40 weeks ended October 2, 2009.

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

In March 2010, the Company repurchased $43.5 million of the outstanding principal amount of its 9 1/2% Senior Notes from the open market for an aggregate purchase price of $44.5 million. On May 17, 2010, the Company redeemed the remaining $54.5 million of the 9 1/2% Senior Notes balance at the principal amount. The funds to repurchase these notes were from the cash received from the $102.2 million of the 12 1/2% Senior Notes along with the borrowings under our bank credit facility.

On September 2, 2010, the Company repurchased $10.8 million of the outstanding $105.0 million principal amount of its 12 1/2% Senior Notes from the open market for an aggregate purchase price of $11.0 million. The Company retired these Notes and wrote-off the purchase premium and the deferred financing cost related to the repurchase. The Company increased its borrowing under the unsecured revolving credit facility in connection with the repurchase.

Management believes the principal indicators of the Company’s liquidity are its cash position (total cash and cash equivalents), remaining availability under its bank credit facilities and its excess working capital. At October 1, 2010, the Company’s cash position was $0.5 million, a decrease of $0.1 million from January 1, 2010. Additionally, the Company has an unsecured revolving credit facility, with maximum possible borrowings equal to $19.5 million, which expires in April 2012. As part of this agreement, Lake City Bank may demand full payment at any time. When borrowings have taken place, the Company has paid down on the line as funds have become available. As the Company intends to repay the revolving line of credit as funds become available, the line of credit has been classified as short term. Interest on any outstanding borrowings related to this line of credit is calculated at the prime rate, subject to a floor of 4.00%. As the prime rate is below the floor, the interest rate in effect as of October 1, 2010 was 4.00%. At October 1, 2010, the Company had $9.8 million outstanding balance under this line of credit. Da-Lite’s working capital position decreased to $12.2 million (including $0.5 million of total cash and cash equivalents) at October 1, 2010, from $13.5 million (including $0.6 million of total cash and cash equivalents) at January 1, 2010.

The Company’s Dutch subsidiary, Projecta, has an overdraft line of credit, with maximum possible borrowings equal to 1.5 million Euros. Projecta’s agreement with ABN AMRO Bank has no fixed expiration date. Interest on outstanding borrowings in Europe related to Projecta’s overdraft line of credit is calculated at the ABN AMRO Bank Basic Rate plus 1.50%, the sum of which was 6.10% on October 1, 2010. At October 1, 2010, Projecta had no outstanding balances under this credit facility.

Cash Flows

For the 39 weeks ended October 1, 2010, cash provided by operating activities was $9.7 million, as compared to $25.1 million for the 40 weeks ended October 2, 2009, a decrease of $15.4 million or 61.4%, that resulted primarily from changes in the levels of accounts receivables, inventories, and accrued expenses for the 39 weeks ended October 1, 2010 compared to the decrease in working capital for the 40 weeks ended October 2, 2009. Cash used in investing activities was $0.8 million for the 39 weeks ended October 2, 2010, as compared to $1.0 million for the 40 weeks ended October 2, 2009 due to a reduction in capital expenditures. Cash used in financing activities was $8.8 million during the 39 weeks ended October 1, 2010, as compared to $24.6 million for the 40 weeks ended October 2, 2009. The decrease in cash used in financing activities in 2010 was primarily due to the refinancing.

Capital Expenditures

Capital expenditures were $0.8 million for the thirty nine weeks ended October 1, 2010 compared to $1.0 million for the forty weeks ended October 2, 2009. The Company’s management currently expects to spend approximately $1.0 million on capital expenditures in 2010, using cash generated from operations.

Contractual Obligations

The following table sets forth, as of October 1, 2010, certain of the Company’s contractual obligations:

	Payments due by period
Contractual Obligations	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
	(in millions)
Interest and principal payments for senior debt	$147.3	$5.9	$23.6	117.8	—
Interest and principal for line of credit	10.4	—	10.4	—	—
Self-insurance letter of credit	0.4	0.4	—	—	—

Total	$158.1	$6.3	$34.0	117.8	—

Distributions

As a subchapter S corporation under the Internal Revenue Code of 1986, Da-Lite is not subject to U.S. federal income taxes. Instead, such taxes are payable by Da-Lite’s stockholders. Distributions are made by Da-Lite to its stockholders to pay estimated taxes relating to taxable income allocated to them by the Company on a quarterly basis. Tax related distributions were $6.6 million and $5.9 million for the 39 weeks ended October 1, 2010 and the 40 weeks ended October 2, 2009, respectively.

The Company paid regular distributions to its stockholders in the amount of $3.2 million during the 39 weeks ending October 2, 2009. The Company has not paid any regular distribution to its stockholders during the nine month period ended October 1, 2010, and there are no current plans to commence making any regular distributions to its stockholders in 2010.

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

The Company’s sales are not materially dependent on a single customer or a small group of customers. No one individual customer balance represented more than 7.5% of the Company’s total outstanding receivables as of October 1, 2010. Credit risk associated with the Company’s receivables is representative of the geographic, industry and customer diversity associated with the Company’s global business.

The Company also maintains credit controls for evaluating and granting customer credit. As a result, the Company may require that customers provide some type of financial guarantee in certain circumstances.

Foreign Currency Risk

Da-Lite routinely uses forward exchange contracts to economically hedge raw material purchases from vendors outside of the country of purchase.

Interest Rate Risk

The Company has two credit facilities available for general corporate purposes that are subject to variable interest rates. Interest related to any outstanding balances on the Company’s $19.5 million revolving credit facility in the U.S. is calculated at 4.00% on October 1, 2010. At October 1, 2010, the Company had a $9.8 million outstanding balance. Interest on outstanding borrowings in Europe, related to Projecta’s overdraft line of credit, is calculated at the ABN AMRO Basic Rate plus 1.50%, the sum of which was 6.10% on October 1, 2010. At October 1, 2010, Projecta had no outstanding balance with ABN AMRO Bank.

At October 1, 2010, the Company had $94.3 million in fixed-rate long-term debt outstanding from the 12 1/2% Senior Notes. There is no interest rate risk associated with the Company’s fixed rate debt. The fair market value of the fixed-rate debt (based on discounted cash flows reflecting borrowing rates currently available for debt with similar terms and maturities) varies with fluctuations in interest rates. A 10% decrease in interest rates on the value of the 12 1/2% Senior Notes due in 2015 would have changed the fair market value of the fixed-rate debt to approximately $106.2 million from the fair value of approximately $100.7 million at October 1, 2010. Note that financial instruments are described as cash or contractual obligations or rights to pay or receive cash. The fair value of all other financial instruments approximates the carrying value because of the short-term maturity of these instruments.

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

Changes in Internal Control

There were no significant changes with respect to the Company’s internal control over financial reporting or in other factors that materially affected, or are reasonably likely to materially affect, internal control over financial reporting during the quarter ended October 1, 2010.

PART II

OTHER INFORMATION

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

During the 13 weeks ended October 1, 2010, an executive officer exercised options to purchase 15,000 shares of common stock at an aggregate purchase price of $258,675. Additionally, non-executive officers of the Company in total, exercised options to purchase 5,711 shares of common stock at an aggregate purchase price of $100,628. These transactions were exempt from registration pursuant to, among other things, Section 4(2) of the Securities Act of 1933, as amended, and Regulation D promulgated under this Act.

Item 4.	Submission of Matters to a Vote of Security Holders.

The Company’s annual meeting of stockholders was held on August 17, 2010. Set forth below are the matters that were presented to and voted upon by our stockholders, and the results of such stockholders’ votes.

Election of directors.

Nominee	Votes For	Votes Withheld	Votes Against
James S. Cownie	5,284,143	—	—
James M. Hoak	5,284,143	—	—
Wayne Kern	5,284,143	—	—
Richard E. Lundin	5,284,143	—	—
David J. Lundquist	5,284,143	—	—
David N. Walthall	5,284,143	—	—

Item 6.	Exhibits

Exhibit No.	Description

31.1	Certification of CEO pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of CFO pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of CEO pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of CFO pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DA-LITE SCREEN COMPANY, INC. (Registrant)

By:	/s/ Jerry C. Young
Jerry C. Young
Vice President – Finance and Chief Financial Officer (Principal Financial and Accounting Officer)

Date: November 2, 2010

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