Form 10-K
period 2010-12-31
DA-LITE SCREEN CO INC
filed 2011-02-23
CIK 881665

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2010

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

As of February 22, 2011, there were 5,413,815 shares of the registrant’s common stock outstanding (all of which are privately owned and are not traded on any public market).

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

We have been manufacturing and distributing projection screens since 1909. We operate manufacturing facilities in both the United States and Europe and our products are sold through an extensive sales and distribution network in over 100 countries. We generated net sales and income before income taxes of $131.9 million and $16.9 million, respectively, in 2010. Net sales and income before income taxes were $130.3 million and $11.4 million, respectively, in 2009.

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

In 1991, we acquired Projecta B.V. (“Projecta”), a European screen and audio visual furniture company. Two years later, we acquired Uni-Screen, a producer of home theater screens. In 1995, we purchased the Advance Products Company, Inc., an audio visual cart, projector mount and projector table company. We acquired Visual Structures, Inc., a video wall and rear screen support structure company, in 1999. We subsequently disposed of Visual Structures’ video wall activities and consolidated the rear screen support operations into our other operations. In 2001, we made our most recent acquisition by purchasing Procolor, a French projection screen manufacturer which further expanded our European presence.

Products

Our core business is the manufacturing of projection screens that are used in conjunction with projectors manufactured by other companies. Our projection screens can be found in a variety of settings including conference rooms, training facilities, educational institutions, entertainment and advertising venues, meeting rooms, houses of worship and private homes.

Screen sales, which accounted for approximately 85% of our net sales in 2010, 2009 and 2008, can be divided into three broad categories (i.e., electric, wall and portable), which can be further divided into approximately 20 different screen surfaces tailored to meet a variety of projection and viewing requirements. We have developed several new screen surfaces in recent years that have different characteristics with respect to the reflectivity of light, the resolution of the projected image and the width of the viewing angle to suit the changing capabilities of projection systems. Our comprehensive product catalog lists projection screens ranging in size from 40 inches by 40 inches, on the small end, to 60 feet by 90 feet, on the large end. Larger or specially shaped screens are produced on a custom order basis. We believe that our flexible and vertically integrated manufacturing processes allow us to deliver products to our customers more quickly than our competitors.

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

•

Holo Screens. In 2010, we introduced our Holo screens, which are designed for use in large format display signage in high ambient light locations, such as stadiums, arenas, shopping malls and point-of-sale applications.

Our products are used in many high profile applications, including at the most recent Grammy Awards presentation, the re-design set for Meet The Press, the Google corporate campus and Taipei Building 101.

Electric Screens. Electrically operated screens are usually found in business meeting rooms, educational institutions, houses of worship and home theater applications. These products use a motorized roller system to raise or lower the viewing surface from a case and have the ability to be concealed in the ceiling or hung at the top of a wall. Electric screens accounted for approximately 46%, 46% and 43% of our net sales in 2010, 2009 and 2008, respectively.

Wall Screens. Wall screens are typically found in business meeting rooms, educational institutions and home theater applications. Wall screens are normally mounted on an exposed wall surface and may either be retractable or attached to a fixed frame. Wall screens accounted for approximately 18%, 19% and 19% of our net sales in 2010, 2009 and 2008, respectively.

Portable Screens. The Fast-Fold® line of portable screens are most often used in hotel meeting rooms, entertainment venues and other situations that require easy setup and quick removal. Our other portable screens include Insta-Theater® screens which rise from the floor or can be placed on a table and freestanding tripod screens. Portable screens accounted for approximately 20%, 20% and 22% of our net sales in 2010, 2009 and 2008, respectively.

Screen Materials. We manufacture screen materials used to assemble many of our branded products. Our management believes that this in-house capability provides a competitive and cost advantage in the projection screen industry. Outside sales of screen materials accounted for approximately 1% of our net sales in 2010, 2009 and 2008.

Other. We produce custom engineered rear projection systems and also manufacture a number of complementary products, including audio visual carts, projector mounts, brackets for flat-panel displays, easels, multi-media support furniture and lecterns. These items allow us to offer a complete product line that enables customers to satisfy many of their audio visual peripheral needs from a single source. Sales of other products and freight accounted for approximately 15% of our net sales in 2010, 2009 and 2008. This category includes amounts billed to customers for shipping.

Note 7 of the notes to our consolidated financial statements included herein contains information regarding our two reporting segments, the United States and Europe.

Distribution and Customers

We currently sell our products to more than 6,000 dealers or distributors in over 100 countries around the globe. We generally do not sell our products directly to end users. Furthermore, we have a broad customer base with no customer accounting for more than 4% of net sales in 2010 and with our top ten customers accounting for approximately 15% of net sales in 2010. Our wide product offering enables customers to consolidate purchasing requirements by using us as their primary supplier for a variety of audio visual and presentation items.

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

Sales. Our Sales division is categorized into six groups:

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

Employees

Employees are a key part of our success and our management believes that relationships with our employees are excellent. As of December 31, 2010, we had approximately 430 employees in the United States (U.S.) and 110 employees in our European facilities. None of our U.S. employees are represented by unions while substantially all of our European employees are represented by unions. Management takes pride in developing a work environment that fosters a loyal culture with a focus on efficiency, quality and developing innovative methods to improve productivity. We have been able to avoid layoffs since 1991. Management believes this philosophy has instilled a collaborative and supportive environment that facilitates employee participation in improving productivity.

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

Our substantial indebtedness could adversely affect us.

We have a significant amount of indebtedness. As of December 31, 2010, our total net debt (i.e. debt less cash and cash equivalents) was approximately $90.9 million. Our substantial indebtedness could:

•

Require us to dedicate a substantial portion of our cash flow from operations to payments in respect of our indebtedness, thereby reducing the availability of our cash flow to fund working capital, capital expenditures and other general corporate purposes;

•

Increase the amount of interest expense that we have to pay, because some of our borrowings are at variable rates of interest, which, if interest rates increase, will result in higher interest expense;

•	Increase our vulnerability to adverse general economic or industry conditions;

•	Limit our flexibility in planning for, or reacting to, competition and/or changes in our business or the industry in which we operate;

•	Limit our ability to borrow additional funds;

•	Restrict us from making strategic acquisitions, introducing new brands or products or exploiting business opportunities;

•	Restrict our ability to pay dividends; and

•	Place us at a competitive disadvantage compared to our competitors that have less debt or more financial resources.

Our debt agreements contain, and any agreements to refinance our debt likely will contain, financial and restrictive covenants that limit our ability to incur additional debt, including to finance future operations or other capital needs, and to engage in other activities that we may believe are in our long-term best interests. Our failure to comply with these covenants may result in an event of default, which, if not cured or waived, could accelerate the maturity of our indebtedness or result in modifications to our credit terms. If our indebtedness is accelerated, we may not have sufficient cash resources to satisfy our debt obligations and we may not be able to continue our operations as planned.

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

As of December 31, 2010, there were 76 holders of record of our single-class of capital stock. No public trading market, or public exchange, for our common equity has been established.

As a subchapter S corporation under the Code, distributions are made by us to our shareholders to pay estimated taxes relating to taxable income allocated to them by us on a quarterly basis. Tax related distributions were $6.8 million and $5.9 million in 2010 and 2009, respectively.

The Company has not paid any distributions (other than tax related distributions) to its stockholders during the 52 weeks ending December 31, 2010. The Company paid distributions (other than tax related distributions) to its stockholders in the amount of $3.2 million during 2009. The payment of any distributions (other than tax related distributions) is subject to compliance with the Limitations on Restrictive Payments covenant contained in the Indenture relating to our 12 1/2% Senior Notes due 2015 (“12 1/2% Senior Notes”).

On July 2, 2010, the shareholders of the Company convened a special meeting to adopt the Second Amended and Restated Articles of Incorporation of the Company, which affected a 1,000-for-1 stock split of the Company’s common stock. The Company filed the Second Amended and Restated Articles of Incorporation with the Secretary of State of the State of Indiana on the date to be effective as of July 2, 2010 (“the Effective Date”).

As of the Effective Date, the Company’s shareholders were entitled to receive 1,000 shares of the Company’s common stock, par value $0.001 per share, in exchange for one share of the Company’s common stock, par value $1.00 per share. The total number of authorized shares of the Company was increased to 10,000,000 on the Effective Date.

During the fourth quarter of 2010; employees exercised options to purchase 3,722 shares of our common stock at a purchase price of $66,000. Such shares of common stock were issued in reliance on exemption from registration under Rule 504 and Section 4(2) of the Securities Act of 1933, as amended. In October, we repurchased 30 shares of our common stock from a shareholder. We did not purchase any shares of our common stock in November and December 2010.

Item 6.	Selected Financial Data.

The following tables set forth our selected consolidated financial data. The selected consolidated financial data as of and for each of the years in the five-year period ended December 31, 2010 were derived from our audited consolidated financial statements.

	As of or for the Year Ended (1)
	December 31, 2010	January 1, 2010	December 26, 2008	December 28, 2007	December 29, 2006
	(dollars in thousands)
Net sales	$131,900	$130,294	$166,239	$170,164	$169,827
Net income(2)(3)(4)	16,729	11,322	26,452	27,839	31,634
Distributions to shareholders	6,768	9,040	23,677	25,187	26,077
Total assets	65,893	63,250	80,947	91,901	97,496
Long-term debt (5)	92,089	98,005	119,730	128,980	140,200
Shareholders’ deficit	(36,582)	(46,395)	(49,042)	(49,485)	(55,219)

(1)	We use a 52-week or 53-week fiscal year with the year always ending on or near December 31. Our fiscal years in 2010 and from 2006 to 2008 were 52-week years. Our 2009 fiscal year was a 53-week period.
(2)	The year ended January 1, 2010 included an impairment charge of $5,926 to write-off the entire amount of goodwill attributed to the Projecta BV reporting unit, as well as $720 of restructuring charges related to the restructuring of our European operations.
(3)	The year ended December 26, 2008 included an impairment charge of $440 to write-off the remaining amount of goodwill related to Projecta BV’s wholly owned subsidiary Procolor S.A.S.
(4)	The years ended December 26, 2008, December 28, 2007 and December 29, 2006 included legal fees and expenses related to a patent suit and related litigation, which were settled without any payment by either party in 2008.
(5)	Net of unamortized issuance discount of $2,161 as of December 31, 2010.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

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

Overview

We are a leading manufacturer of projection screens primarily focused on the premium end of the large screen market. Projection screens are our main product line, and we produce three types: (1) electrically operated screens, which have the ability to retract into a concealed ceiling recess or into a wall-mounted case; (2) wall screens, which are normally mounted on an exposed wall surface and may either be manually retractable or attached to a rigid frame; and (3) portable screens that can easily be set up and removed. We also manufacture and sell custom engineered rear projection systems and complementary presentation products, including lecterns, easels, audio visual carts, conference cabinets, projector mounts and brackets for larger flat-panel displays. Projection screens sales accounted for 85% of our net sales in 2010 and 2009.

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

Outlook

We believe that our primary competitive strengths are the quality and innovation of our products, the breadth of our product line and our excellent customer service. Sales for 2011 are difficult to forecast because we do not operate with a significant order backlog. However, we believe that we will continue to develop and market products to compete successfully.

Distributions (other than tax related distributions) to shareholders were stopped in 2009 and are not currently contemplated in 2011. We currently believe that cash generated from operations will be sufficient to cover our operating requirements, although there can be no assurances in this regard.

Results of Operations

Year Ended December 31, 2010, Compared with Year Ended January 1, 2010

Net Sales. Net sales were $131.9 million for 2010, as compared to net sales of $130.3 million for 2009, an increase of $1.6 million or 1.2%. Net sales by our United States (U.S.) operations increased 2.1%. In the U.S., electric screen sales increased $1.4 million, wall screen sales decreased $0.5 million, portable screens sales increased $0.8 million and other products increased $0.7 million. Overall sales were positively impacted by an improvement in the economy, in the Hospitality, Business/IT and Housing markets. Portable screen sales were positively impacted by a slight increase in demand from the rental and staging markets within the broader Hospitality market. Net sales from our European subsidiaries decreased by $0.7 million or 3.6%. The stronger dollar resulted in a decrease of $1.0 million in net sales.

Cost of Sales. Cost of sales were $80.5 million for 2010, as compared to $83.9 million for 2009, a decrease of $3.4 million or 4.0%. As a percentage of net sales, the cost of sales represented 61.0% and 64.4% for 2010 and 2009, respectively. This constitutes a 3.4 percentage point increase in margin. This overall increase resulted primarily from the decrease in material cost in the U.S. facilities and increased adoption of lean manufacturing techniques. Margins at our U.S. facilities increased 2.9 points due to sourcing lower-cost materials and components internationally, while margins at our European operations increased 1.5 points.

Selling, General and Administrative Expenses. Selling, general and administrative expenses were $18.4 million for 2010, as compared to $19.5 million for 2009. Selling, general and administrative expenses in the U.S. decreased $0.4 million as a result of a decrease in marketing costs. Selling, general and administrative expenses in Europe decreased $0.5 million primarily as a result of foreign exchange rates and a decrease in marketing expense.

Interest, net. Interest expense totaled $14.8 million for 2010, as compared to $11.9 million for 2009, an increase of $2.9 million, reflecting the increase in interest as a result of refinancing the 9 1/2% Senior Notes due 2011 (9 1/2% Senior Notes) with 12 1/2% Senior Notes.

Miscellaneous, net. Miscellaneous, net was an expense of $1.4 million for 2010, as compared to income of $2.3 million for 2009, an increase in expense of $3.7 million. The $3.7 million increase in expense was due primarily to a gain from the repurchase of senior notes at a discount of $2.2 million in 2009 and a loss of $1.4 million from the repurchase of senior notes at a premium in 2010.

Income Taxes. As a subchapter S corporation for United States tax purposes, we are generally not subject to United States federal and state income taxation. Rather, our income, gains, losses, deductions and credits flow through to our shareholders and we make distributions to them to meet their tax obligations at an assumed maximum federal and state tax rate (based on the state with the highest tax rate in which any of our shareholders reside). This assumed rate was 40.4% during 2010 and 2009. The Company pays foreign income taxes on the earnings of its European subsidiaries.

Net Income. As a result of the aforementioned factors, net income increased $5.4 million from $11.3 million in 2009 to $16.7 million in 2010.

Results of Operations

Year Ended January 1, 2010 Compared with Year Ended December 26, 2008

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

The Company issued $105 million aggregate principle amount of 12 1/2% Senior Notes during the first quarter of 2010. These notes were issued with an original issue discount at a price of 97.305% and this debt was recorded at the discounted amount of $102.2 million. The discount will be accreted over the life of these notes as interest expense.

In March 2010, the Company repurchased $43.5 million of the outstanding principal amount of its 9 1/2% Senior Notes from the open market for an aggregate purchase price of $44.5 million. On May 17, 2010, the Company redeemed the remaining $54.5 million of the 9 1/2% Senior Notes at a purchase price equal to the principal amount. The funds to repurchase these notes were from the $102.2 million cash received from of the issuance of the 12 1/2% Senior Notes along with the borrowings under our bank credit facility.

On September 2, 2010, the Company repurchased $10.8 million of the outstanding $105.0 million principal amount of its 12 1/2% Senior Notes from the open market for an aggregate purchase price of $11.0 million. The Company retired these Notes and wrote-off the purchase premium and the deferred financing cost related to the repurchase. The Company increased its borrowing under the unsecured revolving credit facility in connection with the repurchase. Pursuant to the terms of the 12 1/2% Senior Notes, the Company is required to offer to purchase from all noteholders, on a pro rata basis, an aggregated principal amount of $5.9 million of the 12 1/2% Senior Notes at a purchase price of 103.000% (plus accrued interest to the redemption date).

Management believes the principal indicators of the Company’s liquidity are its cash position (total cash and cash equivalents), remaining availability under its bank credit facilities and its excess working capital. At December 31, 2010, the Company’s cash position was $1.2 million, an increase of $0.6 million from January 1, 2010. Additionally, the Company has an unsecured revolving credit facility, with maximum possible borrowings equal to $19.5 million, which expires in May 2012. This facility is subject to and cross defaulted with the terms, conditions and covenants relating to our 12 1/2% Senior Notes. As part of this agreement, Lake City Bank may demand full payment at any time. When borrowings have taken place, the Company has paid down on the line as funds have become available. The line of credit has been classified as short term. Interest on any outstanding borrowings related to this line of credit is calculated at the prime rate, subject to a floor of 4.00%. As the prime rate is below the floor, the interest rate in effect as of December 31, 2010 was 4.00%. At December 31, 2010, the Company had no outstanding balance under this line of credit. Da-Lite’s working capital position increased to $17.3 million (including $1.2 million of total cash and cash equivalents) at December 31, 2010, from $13.5 million (including $0.6 million of total cash and cash equivalents) at January 1, 2010.

The Company’s Dutch subsidiary, Projecta, has an overdraft line of credit, with maximum possible borrowings equal to 1.5 million Euros. Projecta’s agreement with ABN AMRO Bank (as successor to Fortis Bank) has no fixed expiration date. Interest on outstanding borrowings in Europe related to Projecta’s overdraft line of credit is calculated at the ABN AMRO Bank Basic Rate plus 1.50%, the sum of which was 5.80% on December 31, 2010. At December 31, 2010, Projecta had no outstanding balances under this credit facility.

Cash Flows

Cash provided by operating activities in 2010 was $21.3 million, as compared to $29.1 million in 2009, a decrease of $7.7 million or 26.5% that resulted primarily from changes in the levels of accounts receivables, inventories, and accrued expenses. Cash used in investing activities was $1.0 million in 2010, as compared to $2.1 million in 2009. The reduction in cash used in investing activities in 2010 resulted from a reduction in capital expenditures as compared to 2009. Cash used in financing activities was $19.6 million in 2010, as compared to $28.3 million in 2009. The decrease in cash used in financing activities in 2010 was primarily due to the refinancing and a decrease in distributions to shareholders of $2.2 million. Our primary uses of cash provided by operating activities over the next twelve months are expected to consist of disbursements related to tax distributions to shareholders and capital expenditures.

Capital Expenditures

Capital expenditures were $1.0 million in 2010 and $2.0 million in 2009. Substantially all of the expenditures in 2010 and 2009 were related to machinery and equipment purchases. Our management currently expects to spend approximately $1.4 million on capital expenditures in 2011 using cash generated from operations.

Contractual Obligations

The following table sets forth, as of December 31, 2010, certain of the Company’s contractual obligations:

	Payments due by period
Contractual Obligations	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
	(in millions)
Interest and principal payments for senior debt	$147.3	$11.8	$23.6	$111.9	$—
Interest and principal payments on revolving credit facility	—	—	—	—	—
Self-insurance letter of credit	0.4	0.4	—	—	—

Total	$147.7	$12.2	$23.6	$111.9	$—

Distributions

As a subchapter S corporation under the Code, distributions are made by us to our stockholders to pay estimated taxes relating to taxable income allocated to them by us on a quarterly basis. Tax related distributions were $6.8 million in 2010 and $5.9 million in 2009. We plan to continue making distributions to our stockholders to pay estimated taxes.

The Company has not paid any distributions (other than tax related distributions) to its stockholders during the 52 weeks ending December 31, 2010. We paid distributions (other than tax related distributions) to our stockholders in 2009 at a monthly rate of $0.15 per share or $0.8 million in the aggregate for the months of January through March. We reduced the distributions (other than tax related distributions) to our stockholders to a monthly rate of $0.14 per share or $0.7 million in the aggregate in April of 2009 and discontinued making distributions (other than tax related distributions) thereafter.

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

Goodwill

Goodwill represents the excess of purchase price over the fair value of identifiable net assets acquired. We apply the provisions of Financial Accounting Standards Board (FASB) Accounting Standards Codification ASC 350 “Intangibles-Goodwill and Other” and management tests goodwill for impairment to determine whether its carrying value exceeds its implied fair value at least annually or more frequently if events or circumstances indicate that the carrying amount of goodwill may be impaired. The Company has three reporting units (Da-Lite US, Procolor S.A.S, and Projecta BV) of which only Da-Lite US had goodwill as of December 31, 2010. The Company’s annual impairment testing date is the last day of the fiscal year.

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

Disclosures About Fair Value of Financial Instruments

Financial instruments are described as cash or contractual obligations or rights to pay or receive cash. The fair value of certain financial instruments approximates the carrying value because of the short-term maturity of these instruments. The estimated fair value of long-term debt is approximately $103 million and $97 million based upon the quoted market value at December 31, 2010 and January 1, 2010, respectively.

Recent Accounting Pronouncements

There were various accounting standards and interpretations issued recently, none of which are expected to have a material impact on our financial position, operations or cash flows.

Selected Quarterly Financial Data (unaudited)

	First	Second	Third	Fourth
	(in thousands)
Year ended December 31, 2010
Net sales	$31,282	$33,896	$34,149	$32,573
Gross profit	11,974	13,815	13,140	12,480
Operating income	7,298	8,784	8,811	8,135
Income before income taxes	3,346	4,509	4,441	4,559
Net income	3,408	4,488	4,461	4,372

Year ended January 1, 2010
Net sales	$33,684	$31,413	$33,793	$31,404
Gross profit	11,643	10,610	13,079	11,096
Operating income (loss)(1)	6,748	(960)	8,661	6,558
Income (loss) before income taxes	4,080	(3,384)	6,533	4,215
Net income (loss)	4,124	(3,156)	6,537	3,817

(1)	Operating income (loss) for the second quarter of fiscal 2009 reflects goodwill impairment of $5,926 related to the Projecta BV reporting unit. Results for fiscal 2009 also reflect restructuring charges of $720 related to the restructuring of our European operations, most of which charges were taken in the second quarter of the year.

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk.

Concentration of Credit Risk

Financial instruments that potentially subject us to significant concentrations of credit risk consist primarily of cash and cash equivalents as well as accounts receivable. We maintain cash and cash equivalents with well capitalized financial institutions.

Our sales are not materially dependent on a single customer or a small group of customers. No one individual customer balance represented more than 7% of our total outstanding receivables as of December 31, 2010. Credit risk associated with our receivables is representative of the geographic, industry and customer diversity associated with our global business.

We also maintain credit controls for evaluating and granting customer credit. As a result, we may require that customers provide some type of financial guarantee in certain circumstances.

Financial instruments are described as cash or contractual obligations or rights to pay or receive cash. The fair value of certain financial instruments approximates the carrying value because of the short-term maturity of these instruments. The estimated fair value of long-term debt is approximately $103 million and $97 million based upon the quoted market value at December 31, 2010 and January 1, 2010, respectively.

Foreign Currency Risk

We routinely use forward foreign currency exchange contracts to hedge raw material purchases from vendors outside of the country of purchase. Gains and losses on these contracts offset changes in the related foreign currency denominated costs. At December 31, 2010, we had open forward exchange contracts with a notional amount of $4.0 million. The fair value of these open forward exchange contracts was not material.

Interest Rate Risk

We have two credit facilities available for general corporate purposes that are subject to variable interest rates. Interest related to any outstanding balances on our $19.5 million revolving credit facility in the U.S. is calculated at 4.00% on January 1, 2010. At December 31, 2010, we had no outstanding balance under this revolving credit facility. Interest on outstanding borrowings in Europe, related to Projecta’s overdraft line of credit, is calculated at the Fortis Basic Rate plus 1.50%, the sum of which was 5.80% on December 31, 2010. At December 31, 2010, Projecta had no outstanding balances under this credit facility.

At December 31, 2010, we had $94.3 million in fixed-rate long-term debt outstanding. The fair market value of the fixed-rate debt (based on discounted cash flows reflecting borrowing rates currently available for debt with similar terms and maturities) varies with fluctuations in interest rates. A 10% decrease in interest rates would have changed the fair market value of the fixed-rate debt to approximately $107.9 million from the fair value of approximately $103.3 million at December 31, 2010.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of

Da-Lite Screen Company, Inc.

Warsaw, Indiana

We have audited the accompanying consolidated balance sheets of Da-Lite Screen Company, Inc. and subsidiaries (the “Company”) as of December 31, 2010 and January 1, 2010, and the related consolidated statements of operations, shareholders’ deficit and comprehensive income, and cash flows for each of the three years in the period ended December 31, 2010. The Company’s management is responsible for these financial statements. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits of the consolidated financial statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. Our audit of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Da-Lite Screen Company, Inc. and subsidiaries as of December 31, 2010 and January 1, 2010, and the results of their operations and their cash flows for the three years in the period ended December 31, 2010, in conformity with accounting principles generally accepted in the United States of America.

/s/ DELOITTE & TOUCHE LLP

Indianapolis, Indiana

February 22, 2011

Item 8.	Financial Statements and Supplementary Data.

DA-LITE SCREEN COMPANY, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(Dollars in thousands, except share and par value amounts)

	As of December 31, 2010	As of January 1, 2010
Assets
Current assets:
Cash and cash equivalents	$1,175	$552
Accounts receivable, less allowance for doubtful accounts of $791 and $591 in 2010 and 2009, respectively	15,462	13,559
Inventories	8,683	8,482
Prepaid expenses and other	2,190	2,045
Prepaid income taxes	218	519

Total current assets	27,728	25,157

Property, plant and equipment:
Land and land improvements	2,763	2,888
Buildings and building improvements	18,640	18,844
Machinery and equipment	30,582	30,456
Furniture and fixtures	7,897	7,837
Construction in-process	87	79

	59,969	60,104
Less accumulated depreciation	45,497	43,256

Net property, plant and equipment	14,472	16,848

Goodwill	20,440	20,440
Other assets, net	3,253	805

	$65,893	$63,250

Liabilities and Shareholders’ Deficit
Current liabilities:
Revolving credit facility	$—	$1,975
Checks written in excess of bank balance	—	890
Accounts payable	2,778	3,281
Accrued expenses:
Interest	2,945	1,167
Vacation	1,249	1,239
Other	3,414	3,088

Total accrued expenses	7,608	5,494

Total current liabilities	10,386	11,640
Long-term debt	92,089	98,005

Total liabilities	102,475	109,645

Commitments and Contingencies (Note 9)
Shareholders’ deficit:
Common stock, $.001 par value; Authorized 10,000,000 shares; 5,413,053 issued and 5,413,023 outstanding at December 31, 2010. Common stock $.001 par value; authorized 1,000,000,000 shares; 10,686,000 issued and 5,388,620 outstanding at January 1, 2010	5	11
Additional paid-in capital	2,352	1,710
Retained deficit	(42,270)	(26,770)
Accumulated other comprehensive income	3,332	4,120
Less treasury stock, 30 and 5,297,380 shares at cost at December 31, 2010 and January 1, 2010, respectively	(1)	(25,466)

Total shareholders’ deficit	(36,582)	(46,395)

	$65,893	$63,250

See accompanying notes to consolidated financial statements.

DA-LITE SCREEN COMPANY, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(Dollars in thousands)

	Year ended December 31, 2010	Year ended January 1, 2010	Year ended December 26, 2008
Net sales	$131,900	$130,294	$166,239
Cost of sales	80,491	83,866	104,517

Gross profit	51,409	46,428	61,722
Selling, general and administrative expenses	18,381	19,495	21,661
Goodwill impairment	—	5,926	440

Operating income	33,028	21,007	39,621

Other expense (income):
Interest, net	14,796	11,872	12,547
Miscellaneous, net	1,377	(2,309)	(325)

Total other expense	16,173	9,563	12,222

Income before income taxes	16,855	11,444	27,399

Income taxes	126	122	947

Net income	$16,729	$11,322	$26,452

See accompanying notes to consolidated financial statements.

DA-LITE SCREEN COMPANY, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ DEFICIT AND

COMPREHENSIVE INCOME

(Dollars in thousands, except share and per share amounts)

	Common Stock	Additional paid-in capital	Retained (deficit) earnings	Accumulated other comprehensive (loss) income	Treasury stock	Total
Balance at December 28, 2007	$11	$1,615	$(31,827)	$4,980	$(24,264)	$(49,485)

Comprehensive income:
Net income	—	—	26,452	—	—	26,452
Other comprehensive income:
Foreign currency translation adjustments	—	—	—	(1,239)	—	(1,239)

Total comprehensive income						25,213

Repurchase of common stock (45,000 shares)	—	—	—	—	(1,225)	(1,225)
Exercise of common stock options (8,000 shares)	—	95	—	—	37	132
Distributions to shareholders ($4.37 per share)	—	—	(23,677)	—	—	(23,677)

Balance at December 26, 2008	11	1,710	(29,052)	3,741	(25,452)	(49,042)

Comprehensive income:
Net income	—	—	11,322	—	—	11,322
Other comprehensive income:
Foreign currency translation adjustments	—	—	—	379	—	379

Total comprehensive income						11,701

Repurchase of common stock (1,000 shares)	—	—	—	—	(14)	(14)
Distributions to shareholders ($1.68 per share)	—	—	(9,040)	—	—	(9,040)

Balance at January 1, 2010	$11	$1,710	$(26,770)	$4,120	$(25,466)	$(46,395)

Comprehensive income:
Net income	—	—	16,729	—	—	16,729
Other comprehensive income:
Foreign currency translation adjustments	—	—	—	(788)	—	(788)

Total comprehensive income						15,941
Retirement of treasury stock	(6)	—	(25,461)	—	25,466	(1)
Record stock options issuance	—	217	—	—	—	217
Repurchase of common stock (30 shares)	—	—	—	—	(1)	(1)
Exercise of common stock options (24,433 shares)	—	425	—	—	—	425
Distributions to shareholders ($1.25 per share)	—	—	(6,768)	—	—	(6,768)

Balance at December 31, 2010	$5	$2,352	$(42,270)	$3,332	$(1)	$(36,582)

See accompanying notes to consolidated financial statements.

DA-LITE SCREEN COMPANY, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Dollars in thousands)

	Year ended December 31, 2010	Year ended January 1, 2010	Year ended December 26, 2008
Cash flows from operating activities:
Net income	$16,729	$11,322	$26,452
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	2,760	2,905	3,176
Amortization and write-off of debt issuance costs	1,342	1,221	965
Accretion of original issue discount	669	—	—
Record compensation expense on option issuance	217	—	—
Goodwill impairment	—	5,926	440
Gain on disposal of assets	—	(1)	(43)
Change in:
Accounts receivable	(2,561)	2,780	1,296
Inventories	(357)	6,400	352
Prepaid expenses and other	74	588	(715)
Accounts payable	268	(1,048)	(591)
Accrued expenses	2,199	(1,019)	(940)
Other	—	(1)	30

Net cash provided by operating activities	21,340	29,073	30,422

Cash flows from investing activities:
Proceeds from sale of assets	—	3	41
Payments for purchase of minority shares	—	(26)	(956)
Purchase of property, plant and equipment	(997)	(2,043)	(1,896)
Purchases of short-term investments	—	—	(5,000)
Maturities of short-term investments	—	—	7,550

Net cash used in investing activities	(997)	(2,066)	(261)

Cash flows from financing activities:
Proceeds from revolving credit facility	16,550	19,000	—
Payments on revolving credit facility	(18,525)	(17,025)	—
Increase (decrease) in checks written in excess of bank balance	(890)	890
Proceeds from senior notes due 2015	102,170	—	—
Payments to retire senior notes due 2011	(98,005)	(21,725)	(9,250)
Payments to retire senior notes due 2015	(10,750)	—	—
Distributions to shareholders	(6,768)	(9,040)	(23,677)
Payments of financing costs	(3,790)	(405)	—
Payments for repurchase of common stock	(1)	(14)	(1,225)
Proceeds from exercise of common stock options	425	—	132

Net cash used in financing activities	(19,584)	(28,319)	(34,020)

Effect of foreign currency exchange rate changes	(136)	231	(212)

Net change in cash and cash equivalents	623	(1,081)	(4,071)

Cash and cash equivalents at beginning of year	552	1,633	5,704

Cash and cash equivalents at end of year	$1,175	$552	$1,633

Supplemental disclosures of cash flow information:
Income taxes paid (refunded) during the year	$(175)	$18	$1,362

Interest paid during the year	$12,349	$12,000	$12,716

See accompanying notes to consolidated financial statements.

DA-LITE SCREEN COMPANY, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years ended December 31, 2010, January 1, 2010 and December 26, 2008

(1) Summary of Significant Accounting Policies

(a) Organization

Da-Lite Screen Company, Inc. and subsidiaries (the “Company”) primarily manufactures projection screens and other meeting room equipment that are sold throughout the United States and a number of foreign countries. The Company’s principal operations are located in the United States and Europe.

Approximately 85%, of the Company’s total net sales in 2010, 2009 and 2008 were from front projection screen sales. The Company’s ten largest customers accounted for approximately 15%, 15% and 14% of total net sales in 2010, 2009 and 2008, respectively. No customer accounted for more than 4% of the Company’s total net sales in each of 2010, 2009 and 2008.

(b) Principles of Consolidation

The accompanying consolidated financial statements include the accounts of Da-Lite Screen Company, Inc. (Da-Lite), Da-Lite International, Inc., a domestic international sales corporation, and Projecta B.V. (Projecta), a Netherlands limited liability company, which was 100% owned by Da-Lite at the end of 2010 and 2009. At the end of 2008 Projecta was 99.9% owned by Da-Lite (with the remaining 0.1% owned by Projecta employees) and Projecta’s wholly-owned subsidiary Procolor S.A.S. (Procolor), a French corporation. All intercompany accounts and transactions have been eliminated.

The Company operates on a 52/53-week year with the year always ending on a Friday. The fiscal year ended December 31, 2010 was a 52 week year, the fiscal year ended January 1, 2010 was a 53 week year, and the fiscal year ended December 26, 2008 was a 52-week year.

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

(d) Revenue Recognition

The Company recognizes revenue when it has received an order from a customer, product has been shipped FOB shipping point, the sales price is fixed or determinable and the collectability of sales price is reasonably assured. All amounts billed to customers in a sales transaction related to shipping and handling are recorded as revenue, and costs incurred by the Company for shipping and handling are recorded as cost of sales.

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

(f) Accounts Receivable

The financial status of customers are routinely checked and monitored by the Company when granting credit. The Company provides an allowance for doubtful accounts based upon historical experience and management’s analysis of past due accounts. At December 31, 2010 and January 1, 2010, no customer accounted for more than 7% and 10%, respectively, of accounts receivable.

(g) Inventories

The Company accounts for its inventory at the lower of cost or market using the first-in, first-out (FIFO) method. Inventory is comprised of the following at (in thousands):

	December 31, 2010	January 1, 2010
Raw materials	$6,293	$5,715
Work in progress	863	915
Finished goods	1,527	1,852

	$8,683	$8,482

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

(i) Impairment of Long-lived Assets

The Company evaluates the carrying amount of long-lived assets held and used when events and circumstances warrant such a review. If the carrying amount of long-lived assets held and used exceeds the expected future undiscounted cash flows, a loss is recognized based on the amount by which the carrying value exceeds the fair market value of the assets. During the years ended December 31, 2010 and January 1, 2010, no such impairment was recognized.

(j) Goodwill

U.S. GAAP requires that goodwill be tested at least annually for impairment or when events or changes in circumstances occur by determining whether the carrying amount of goodwill exceeds its implied fair value based on both a market value and income approach. The Company tests its goodwill for impaired assets on the last day of its fiscal year. Management has determined that goodwill was not impaired as of the December 31, 2010 annual impairment test.

Goodwill represents the excess of purchase price over fair value of identifiable net assets acquired. Management has determined that goodwill was not impaired as of the fiscal year ended, December 31, 2010. During the second quarter of 2009, management determined that the sustained decline in revenues and the continued deterioration of the global economy were indicators of impairment as described in ASC 350 and as such, the Company performed a step one test for the potential impairment of the goodwill related to the Da-Lite US and Projecta BV reporting units. The Da-Lite US reporting unit passed the step one test and a step two test was not required. The Projecta BV reporting unit failed the step one test and as a result the step two analysis was performed to determine the implied fair value of the reporting unit’s goodwill. As a result of the step two calculation, goodwill of $5.9 million for the Projecta BV reporting unit was deemed to be fully impaired and a resulting impairment charge was recorded in the thirteen week period ended July 3, 2009. The Company finalized the step two analysis during the third quarter and no adjustments to the financial statements were necessary as a result of this process.

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

(k) Other Assets, Net

Other assets, net includes deferred financing costs of $3.8 million and $4.1 million less accumulated amortization of $0.6 million and $3.3 million at December 31, 2010 and January 1, 2010, respectively. The Company amortizes the deferred financing costs over the life of the long-term debt. In conjunction with the retirement of long-term debt, the Company writes-off the related deferred financing costs. Amortization and write-offs of the deferred financing costs are recognized as a component of interest expense.

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

(m) Product Warranties

At the time a sale is recognized, the Company estimates future warranty costs based on historical warranty claims. The Company has recorded a warranty reserve of $313,000 at December 31, 2010 and $238,000 at January 1, 2010 for estimated future warranty costs based upon past trends of actual warranty claims.

(n) Disclosures About Fair Value of Financial Instruments

Financial instruments are described as cash or contractual obligations or rights to pay or receive cash. The fair value of certain financial instruments approximates the carrying value because of the short-term maturity of these instruments. The estimated fair value of long-term debt is approximately $103 million and $97 million based upon the quoted market value at December 31, 2010 and January 1, 2010, respectively.

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

The Company periodically uses forward foreign currency exchange contracts to hedge purchase orders. Gains or losses are recorded through operations and were not material in 2010, 2009 or 2008. There were open forward exchange contracts with notional amounts of $4.0 million and $1.3 million at December 31, 2010 and January 1, 2010 respectively. The fair value of open forward exchange contracts was not material.

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

The Company files income tax returns in various state and foreign jurisdictions. State jurisdictions that remain subject to examination range from 2006 to 2009. Netherlands tax returns that remain subject to examination range from 2005 to 2009. The Company does not believe there will be any material changes in the unrecognized tax positions over the next 12 months.

The Company’s policy is to recognize interest and penalties accrued on any unrecognized tax benefits as a component of income tax expense. The Company has no accrued interest or penalties, and no such expenses were recognized during the 2010, 2009, and 2008 years.

(r) Research and Development

Research and development costs are expensed as incurred. Such costs are classified as part of cost of sales and were $236,000, $268,000 and $463,000 for the years ended December 31, 2010, January 1, 2010 and December 26, 2008, respectively.

(s) Recent Accounting Pronouncements

There were various accounting standards and interpretations issued recently, none of which are expected to have a material impact on the Company’s financial position, operations or cash flows.

(2) Notes Payable, Revolving Credit Agreement, and Long-Term Debt

Long-term debt consists of the following (in thousands):	December 31, 2010	January 1, 2010

9 1/2% Senior Notes due May 2011	$—	$98,005
12 1/2% Senior Notes due April 2015 (net of unamortized issue discount of $2,161)	92,089	—

Total Long-term debt	$92,089	$98,005

The Company issued $160 million of 9 1/2% senior unsecured notes due in May 2011 during fiscal year 2004, which were subsequently exchanged for substantially identical notes that were registered with the Securities and Exchange Commission (the “9 1/2% Senior Notes”). On March 29, 2010, the Company repurchased $43.5 million of the outstanding $98.0 million principal amount of its 9 1/2% Senior Notes from the open market for an aggregate purchase price of $44.5 million plus accrued interest. The Company retired these Notes and wrote-off the deferred financing cost and recognized the loss on the purchase premium related to the repurchase. On May 17, 2010, the Company redeemed the remaining $54.5 million of its 9 1/2% Senior Notes at the principal amount plus accrued interest due and wrote-off the remaining deferred financing cost.

The Company issued $105 million of 12 1/2% senior unsecured notes due in April 2015 during the first quarter of 2010 (the “12 1/2% Senior Notes”). The 12 1/2% Senior Notes were issued with an original issue discount at a price of 97.305% and were recorded at the discounted amount of $102.2 million. The discount will be accreted over the life of these notes as interest expense. The Company used the proceeds from the issuance of the 12 1/2% Senior Notes, together with borrowings under our bank credit facility, to purchase $43.5 million principal amount of the 9 1/2% senior unsecured notes in March 2010, to redeem the remaining $54.5 million of 9 1/2% senior unsecured notes in May 2010 and to pay issuance costs for the new 12 1/2% Senior Notes. The Company may redeem any of the 12 1/2% Senior Notes beginning on April 1, 2013. The initial redemption price is 106.250% of their principal amount, plus accrued interest. The redemption price will decline each year after 2013 and will be 100% of their principal amount, plus accrued interest, beginning on April 1, 2014. In addition, before April 1, 2013, the Company may redeem up to 35% of the aggregate principal amount of outstanding notes with the proceeds from sales of certain kinds of our capital stock at a redemption price equal to 112.500% of their principal amount, plus accrued interest to the redemption date. The Company may make such redemption only if, after any such redemption, at least 65% of the aggregate principal amount of notes originally issued under the indenture remains outstanding. Interest is payable semi-annually in arrears on April 1 and October 1 of each year, beginning on October 1, 2010.

The Company registered with the Securities and Exchange Commission (the “SEC”) $105 million of 12 1/2% Senior Notes due 2015 (“Exchange Notes”), which have substantially identical terms to the Company’s outstanding 12 1/2% Senior Notes (“Original Notes”), pursuant to a Registration Statement on Form S-4 which was declared effective by the SEC on June 8, 2010. On June 8, 2010, the Company commenced an offer to exchange its outstanding Original Notes for the Exchange Notes which have been registered with the SEC. This exchange offer expired on July 12, 2010. All of the Original Notes were tendered and exchanged for the Exchange Notes.

In the Indenture related to the 12 1/2% Senior Notes, the Company agreed to covenants that limit it and its restricted subsidiaries’ (i.e., Projecta B.V., Procolor S.A.S.) ability, among other things, to: (a) incur additional debt and issue preferred stock, (b) pay dividends, acquire shares of capital stock, make payments on subordinated debt or make investments, (c) place limitations on distributions from restricted subsidiaries, (d) issue or sell capital stock of restricted subsidiaries, (e) issue guarantees, (f) sell or exchange assets, (g) enter into transactions with stockholders and affiliates, (h) create liens and (i) effect mergers. In addition, if a change of control occurs, each holder of Notes will have the right to require the Company to repurchase all or part of the holder’s Notes at a price equal to 101% of their principal amount, plus any accrued interest to the date of purchase. The Company was in compliance with all covenants at December 31, 2010.

The payment of any distributions (other than tax related distributions) is subject to compliance with the Limitations on Restrictive Payments covenant contained in the Indenture relating to our 12 1/2% Senior Notes due 2015 (“12 1/2% Senior Notes”).

On September 2, 2010, the Company repurchased $10.8 million of the outstanding $105.0 million principal amount of its 12 1/2% Senior Notes from the open market for an aggregate purchase price of $11.0 million plus accrued interest. The Company retired these Notes and wrote-off the original issuance discount and the deferred financing cost related to the repurchase, and recognized a loss on the premium paid to repurchase the notes.

On March 26, 2010, the Company entered into a two-year arrangement for an unsecured revolving credit facility, with maximum possible borrowings equal to $19.5 million, with Lake City Bank (the “Bank”). Under the agreement, borrowings from the revolving credit facility are not due until May 1, 2012. As part of this agreement, Lake City Bank may demand full payment at any time. When borrowings have taken place, the Company has paid down on the line as funds have become available. As the Company intends to repay the revolving line of credit as funds become available, the line of credit has been classified as short term. Interest on any outstanding borrowings related to the line of credit is calculated at the prime rate, subject to an interest rate floor of 4.00%. As the prime rate is below the floor, the interest rate in effect as of December 31, 2010 was 4.00%. As of December 31, 2010, there was no outstanding balance under this facility.

The Company’s Dutch subsidiary, Projecta, has an overdraft line of credit with maximum possible borrowings equal to 1.5 million Euros. Interest on outstanding borrowings related to this line of credit is calculated at the Fortis basic rate plus 1.50%, the sum of which was 5.80% on December 31, 2010. At December 31, 2010 and January 1, 2010, Projecta had no outstanding balances under this line of credit.

The Company has provided an insurance carrier with a standby letter of credit for $0.4 million for self-insured amounts under its insurance program.

(3) Income Taxes

The Company is taxed as a S Corporation in the U.S. and therefore does not provide for U.S. federal and state income taxes. As a result, all income tax expense results from foreign operations.

The Company does not have significant differences between book and tax in the foreign jurisdictions in which it operates and as a result there are no significant deferred tax assets or liabilities. In 2009, the Company recorded a full valuation allowance against net operating loss tax asset in France resulting in a valuation allowance of $378,000. In 2010, the Company recorded a full valuation allowance against net operating loss tax asset in France resulting in a valuation allowance of $147,000.

The difference between the U.S. statutory tax rate and the Company’s effective income tax rate is attributable to S corporation income that is not subject to federal and state tax and tax rates in foreign jurisdictions at a rate which varies from the U.S. statutory rate.

(4) Profit Sharing and Retirement Plans

Da-Lite has a 401(k) retirement plan covering all full-time Da-Lite employees meeting certain service requirements. Under the terms of the plan, employees can contribute up to 16% of maximum compensation as prescribed by law to the plan and Da-Lite may match 50% of the first 6% contributed by the employees. Da-Lite temporarily suspended the match effective February 1, 2008 and resumed the match effective July 1, 2008. Da-Lite suspended the match for the years 2009 and 2010. Da-Lite recorded $205,000 in matching contributions for the year ended December 26, 2008. Also, under the terms of the plan, Da-Lite may make discretionary profit sharing contributions. The discretionary contributions are determined by management. Da-Lite did not accrue any discretionary contributions to the plan for the years ended December 31, 2010, January 1, 2010, and December 26, 2008, respectively. Projecta is a participant in a multi-employer benefit plan covering substantially all Projecta employees. For the years ended December 31, 2010, January 1, 2010 and December 26, 2008, Projecta made contributions of approximately $490,000, $718,000 and $541,000, respectively.

(5) Stock Split and Stock Options

On June 21, 2010 the Board of Directors of the Company approved a 1,000 to 1 stock split and in connection with the stock split, amended and restated the Amended and Restated Articles of Incorporation of the Company. The Second Amended and Restated Articles of Incorporation were approved by the shareholders in a shareholders meeting on July 2, 2010. All share and per share information set forth herein gives retrospective effect to the stock split. The amended and restated articles of incorporation required that all treasury shares be retired prior to the stock split. The Company retired the treasury shares and retained deficit was impacted by the retirement of the treasury shares by $25,500,000.

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

The stock option activity and weighted average exercise prices follow:

	Option Shares(1)	Weighted Average Exercise Price	Options Exercisable(1)	Weighted Average Exercise Price

Outstanding, January 1, 2010	54,000	$17.11	54,000	$17.11
Granted	159,000	17.62	159,000	17.62
Exercised	(24,433)	17.39	(24,433)	17.39
Canceled	(14,970)	17.62	(14,970)	17.62

Outstanding December 31, 2010	173,597	$17.49	173,597	$17.49

(1)	Amounts restated to report the 1,000 to 1 stock split.

The aggregate intrinsic value of exercisable shares at December 31, 2010 was less than $0.1 million with a weighted average contractual term of 4.3 years.

Under the 2010 Stock Option Plan the fair value of the employees’ purchase right under this Plan was estimated on the date of grant. The employees’ purchase right was determined using the Black-Scholes option-pricing model with the following assumptions and results:

2010 Stock Option Plan
Expected life in years	2.8
Interest rate	1.11%
Volatility	16.7%
Dividend yield	3.4%
Fair value of options	$1.36

The Company recognized share based compensation expense of $0.2 million during the 13 weeks ended July 2, 2010.

(6) Goodwill

The changes in the carrying amount of goodwill is as follows (in thousands):

	December 31, 2010	January 1, 2010
Balance at beginning of year:
Goodwill	$26,806	$26,793
Accumulated impairment losses	(6,366)	(440)

	20,440	26,353
Foreign currency translation	—	13
Impairment	—	(5,926)
Balance at end of year:
Goodwill	26,806	26,806
Accumulated impairment losses	(6,366)	(6,366)

	$20,440	$20,440

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

The following table presents financial information by segment: (in thousands)

	December 31, 2010	January 1, 2010	December 26, 2008
For the years ended:
Net sales:
United States	$112,179	$109,832	$136,869
Europe	19,721	20,462	29,370

Total net sales	$131,900	$130,294	$166,239

Operating income:
United States	$32,887	$27,722	$36,244
Europe	141	(6,715)	3,377

Total operating income	$33,028	$21,007	$39,621

Income before income taxes:
United States	$16,682	$18,196	$24,020
Europe	173	(6,752)	3,412

Total income before income taxes	$16,855	$11,444	$27,432

Net income:
United States	$16,682	$18,196	$24,020
Europe	47	(6,874)	2,432

Total net income	$16,729	$11,322	$26,452

Purchase of property, plant and equipment:
United States	$853	$1,746	$1,280
Europe	144	297	616

Total purchase of property, plant and equipment	$997	$2,043	$1,896

Depreciation:
United States	$2,028	$1,988	$2,208
Europe	732	917	968

Total net income	$2,760	$2,905	$3,176

	December 31, 2010	January 1, 2010
As of:
Total assets:
United States	$52,868	$47,751
Europe	13,025	15,499

Total assets	$65,893	$63,250

Goodwill:
United States	$20,440	$20,440
Europe	—	—

Total goodwill	$20,440	$20,440

(8) Accumulated Other Comprehensive Income (Loss)

The only component of accumulated other comprehensive income as of December 31, 2010 and January 1, 2010 was for cumulative foreign exchange translation adjustments.

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

(10) Valuation and Qualifying Accounts

Description	Balance at beginning of year	Charges to Costs and expenses	Deductions	Balance at end of year
	(in thousands)
Allowance for doubtful accounts:
Year ended December 31, 2010	$591	$472	$(344)	$719
Year ended January 1 , 2010	539	799	(747)	591
Year ended December 26, 2008	369	509	(339)	539

.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A.	Controls and Procedures.

(a)	Evaluation of Disclosure Controls and Procedures. Based on the evaluation required by Rule 15d-15(e) under the Securities Exchange Act of 1934, as amended, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures (as defined in Rule 15d-15(e)) as of the end of the period covered by this report were effective To ensure that the information required to be disclosed by us in reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time period specified in SEC rules and forms. The disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Act is accumulated and communicated to the issuer’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosures.

(b)	Report of Management on Internal Control Over Financial Reporting. Our management, including our principal executive officer and principal financial officer, is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f)).

As of the end of the period covered by this annual report, our management, under the supervision and with the participation of our principal executive officer and principal financial officer, assessed the effectiveness of the design and operation of our internal controls over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f)). The management based this assessment on criteria for effective internal control over financial reporting described in “Internal Control—Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based upon that evaluation, the principal executive officer and principal financial officer concluded that we maintained effective internal control over financial reporting.

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

(c)	Changes in Internal Control Over Financial Reporting. There were no changes in our internal control over financial reporting that occurred during the last fiscal quarter that has materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.	Other Information.

None.

PART III

Item 10.	Directors and Executive Officers of the Registrant.

The following table sets forth information regarding our executive officers and directors as of December 31, 2010.

Name	Age	Position
Richard E. Lundin	59	Chairman, President and Chief Executive Officer
Judith D. Loughran	63	Executive Vice President
Jerry C. Young	63	Vice President—Finance and Chief Financial Officer
James M. Hoak	66	Lead Director
James S. Cownie	66	Director
Wayne Kern	78	Director
David J. Lundquist	68	Director
David N. Walthall	65	Director

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

Jerry C. Young. Mr. Young has been our Vice President—Finance and Chief Financial Officer since 1999. Mr. Young’s background includes working for Price Waterhouse, Clark Equipment, Zimmer Inc. (a manufacturer of orthopedic implants which was a subsidiary of Bristol-Myers Squibb Company while Mr. Young was employed by them). While with Zimmer from 1979 to 1996, he was the International Controller, a Vice President Controller of the United States Sales Division and a Vice President of Projects involving the startup of operations in Puerto Rico and China.

James M. Hoak. Mr. Hoak has served as a director since 1989 and became our lead director in 2007. Mr. Hoak has served as Chairman of Hoak Media, LLC (a television broadcaster) since its formation in August 2003. He also has served as Chairman and a Principal of Hoak Capital Corporation (a private equity investment firm). He served as Chairman of Heritage Media Corporation (a broadcasting and marketing services firm) from its inception in August 1987 to its sale in August 1997. From February 1991 to January 1995, he served as Chairman and Chief Executive Officer of Crown Media, Inc. (a cable television company). From 1971 to 1987, he served as President and Chief Executive Officer of Heritage Communications, Inc. (a diversified cable television and communications company), and as its Chairman and Chief Executive Officer from August 1987 to December 1990.

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

Wayne Kern. Mr. Kern has served as a director since 1989 and also serves as our Secretary. For the past five years he has been retired. Previously, he served as Vice President, General Counsel and Secretary of Crown Media Corporation, President of Hoak Securities, Inc. (a predecessor of HBW Holdings, Inc.) and Vice President, General Counsel and Secretary of Heritage Communications, Inc.

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

Board of Directors and Committees of the Board

Our board of directors is composed of six directors. Each director serves for annual terms, and until a successor is elected and qualified. All of our directors are entitled to receive cash compensation of $1,500 each quarter and are reimbursed for reasonable out-of-pocket expenses incurred in attending board or committee meetings. Audit committee members receive a fee of $500 per meeting. In February 2009, the directors agreed to temporarily forgo the director fees as part of our overall efforts to control costs. The temporary practice of not paying director’s fees continued during 2010.

Our board of directors does not have a compensation committee or other committee performing equivalent functions. During 2010, Mr. Lundin was the only officer or employee who participated in the Board’s deliberations concerning executive officer compensation. During 2010, none of the executive officers served on the compensation committee or board of directors of any other company of which any other member of the board of directors was an executive officer.

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

Finance Code of Professional Conduct

We have adopted a Finance Code of Professional Conduct applicable to our Chief Executive Officer, Chief Financial Officer, Corporate Controller and all other employees of our finance organization which satisfies the SEC’s requirements for a “code of ethics.” A copy of the Finance Code of Professional Conduct has been incorporated by reference as an exhibit to this report.

Item 11.	Executive Compensation.

This section provides information regarding the compensation program in place for our executive officers for 2010. It includes information regarding the overall objectives of the compensation program and each element of compensation provided.

Our board of directors believes that compensation for our executive officers should reward superior performance that creates long-term investor value and encourage executives who deliver that performance to remain with our company and to continue that level of performance. Compensation is reviewed and approved by our board of directors during regularly scheduled board meetings.

During 2010, all of the compensation received by our executive officers was in the form of cash compensation. This reflects the view of our board of directors that additional equity ownership of our company was not needed to align the interests of our executive officers with stockholders due to the fact that each of the executive officers already holds substantial equity in our company.

The elements of our executive compensation program are:

Salary

Base salary for each of our officers is specified in their respective employment agreements. In 2006, the employment agreements of Mr. Lundin, Ms. Loughran and Mr. Young were amended to increase each officer’s base salary effective as of October 1, 2006. These amendments to the employment agreements represented the first increase in base salary for these officers since their employment agreements were entered into on April 5, 2004. In determining to increase the salaries of these officers, our board of directors considered our strong performance during that time. Mr. Lundin, Ms. Loughran, and Mr. Young agreed to take salary reductions of $50,000, $25,000 and $25,000 respectively, in 2009 as part of our overall efforts to control costs. During August of 2010, Mr. Lundin, Ms Loughran, and Mr. Young salaries were restored to levels prior to the salary reductions.

Bonus

Bonuses for Mr. Lundin, Ms. Loughran and Mr. Young are awarded at the discretion of the board of directors. Bonus amounts are based on our overall performance during the year as well as individual performance. Factors considered by our board of directors in making its bonus determinations include revenue, operating cash flow and cost efficiencies realized. However, bonus targets are not set in advance, and no particular factor carries greater weight than any other factor. Our board of directors also considers the recommendations of Mr. Lundin in determining the bonuses to be paid to Ms. Loughran and Mr. Young. In 2010, our board of directors granted discretionary bonuses in the amount of $200,000, in part, to partially offset reduced or stagnant salary levels.

Stock Options

We occasionally grant nonqualified stock options to certain employees, including the executive officers, pursuant to the Da-Lite Screen Company, Inc. 1999 Stock Option Plan and the Da-Lite Screen Company Inc. 2010 Stock Option Plan. The purposes of these plans are (i) to align the interests of our stockholders and the recipients of options under this plan by increasing the proprietary interest of those recipients in our growth and success, (ii) to advance our best interests by attracting and retaining key employees and (iii) to motivate recipients of options to act in the long-term best interests of our company and our stockholders.

Options granted under the 1999 Stock Option Plan generally vest one-fifth each year from the anniversary date of grant and expire on the tenth anniversary of the date of grant. Options granted under the 2010 Stock Option Plan are generally fully vested and exercisable upon issuance. In 2010, 159,000 options were granted under the 2010 Stock Option Plan.

Perquisites

The board of directors does not believe that perquisites should be a significant part of the compensation of our executive officers. In 2010, the only perquisite we provided to our executive officers was a car allowance.

Retirement Benefits

The Da-Lite Screen Company, Inc. 401(k) Retirement Plan (the “401(k) Plan”) covers all full-time employees who meet certain service requirements. Each of the executive officers participates in the 401(k) Plan. Under the terms of the 401(k) Plan, employees may contribute up to 16% of salary, subject to compensation and contribution limits prescribed by law, and we may match 50% of employee contributions (up to 6% of salary). All participants, including the U.S.-based executive officers, are eligible for the match. Effective January 1, 2009 we stopped matching employee contributions. Under the terms of the 401(k) Plan, we may make discretionary profit sharing contributions as determined by management. We did not make any such discretionary profit sharing contribution in 2009 nor in 2010. Our board of directors offers the 401(k) Plan in order to attract and retain employees.

Report of the Board of Directors on Executive Compensation

The Board of Directors of Da-Lite Screen Company, Inc. oversees our compensation program. In fulfilling its oversight responsibilities, the Board reviewed and discussed with management the Compensation Discussion and Analysis set forth in this Annual Report on Form 10-K.

In reliance on the review and discussions referred to above, the Board determined to include the Compensation Discussion and Analysis in our Annual Report on Form 10-K for the fiscal year ended December 31, 2010.

Richard E. Lundin (Chairman)

James M. Hoak (Lead Director)

James S. Cownie

Wayne Kern

David J. Lundquist

David N. Walthall

Summary Compensation Table

The following table provides information for the last three years concerning the compensation of our company’s executive officers.

Name and Principal Position	Year	Salary ($)	Bonus ($)	All Other Compensation ($)		Total ($)
Richard E. Lundin Chairman, President and Chief Executive Officer	2010 2009	420,833 412,500	100,000 25,000	4,800 6,300	(5) (1)	525,633 443,800
	2008	450,000	20,000	16,779	(2)	486,779

Judith D. Loughran Executive Vice President	2010 2009	272,917 268,750	50,000 15,000	4,800 4,800	(5) (5)	327,717 288,550
	2008	287,500	10,000	9,831	(3)	307,331

Jerry C. Young Vice President–Finance and Chief Financial Officer	2010 2009	247,917 243,750	50,000 15,000	4,800 4,800	(5) (5)	302,717 263,550
	2008	262,500	10,000	9,394	(4)	281,894

(1)	Consists of a car allowance of $4,800, director fees of $1,500.
(2)	Consists of a car allowance of $4,800, director fees of $6,000 and matching contributions under the 401(k) plan of $5,979.
(3)	Consists of a car allowance of $4,800 and matching contributions under the 401(k) Plan of $5,031.
(4)	Consists of a car allowance of $4,800 and matching contributions under the 401(k) Plan of $4,594.
(5)	Consists of a car allowance of $4,800.

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

2010 Outstanding Equity Awards at Fiscal Year-End

The following table reflects the number of stock options held by our executive officers as of the end of fiscal year 2010.

Option Awards
Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Option Exercise Price ($)	Option Expiration Date
Richard E. Lundin	—	—	—	—
Judith D. Loughran	—	—	—	—
Jerry C. Young	35,000	—	17.245	May 17, 2014

Employment Agreements

Each of the employment agreements with Mr. Lundin, Ms. Loughran and Mr. Young was entered into on July 30, 2004 and specified, among other things, each officer’s salary and term of employment (initially expiring on April 1, 2008). On August 28, 2006, each of these employment agreements was amended to (i) increase the salary of the respective officers, (ii) extend the term of employment of each executive officer through December 31, 2010, and (iii) with respect to Mr. Lundin, increase his paid vacation period from not less than four weeks per year to not less than five weeks per year. The remaining terms of each of the original employment agreements were unchanged. On August 1, 2010, each of these agreements was amended to (i) extend the term of the employment: for Mr. Young, to December 31, 2012, and for Ms. Loughran and Mr. Lundin to December 31, 2015: (ii) increase the salary of the respective officers, and (iii) provide that, for each of the fiscal years during the employment period, the Executive is eligible for an annual performance bonus in an amount and subject to the attainment of performance objectives (if any) determined by the Board of Directors of the Company in its sole discretion.

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

Potential Payments Upon Termination or Change-in-Control

This section describes the compensation and benefits that would have been payable to our executive officers as of the end of fiscal year 2010 pursuant to their respective employment agreements had a change-in-control occurred or their employment been terminated as a result of the circumstances described below.

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

Termination by Us Without Cause or by the Executive with Good Reason

We may, if authorized by the board of directors, terminate the employment of Mr. Lundin, Ms. Loughran or Mr. Young other than for cause or disability, or such executive may terminate his or her employment with us at any time with “good reason.” Upon such a termination, the executive will be entitled to the continuation of payment of salary and benefits for the remainder of the term of the employment agreement. Assuming such a termination as of the last day of the 2010 fiscal year, such payments of salary and benefits would have been approximately $455,000, $292,000 and $267,000 for Mr. Lundin, Ms. Loughran and Mr. Young, respectively. “Good reason” is defined in the employment agreements to mean (i) the assignment to the executive of duties and responsibilities not consistent with the status and activities (including location) of his or her current position, (ii) any action which results in a significant and continuing diminution of the authority, duties or responsibilities of the executive, (iii) our failure to provide compensation, benefits or expense reimbursements as required under the employment agreement, or (iv) our failure to adhere in any material manner to any of its other covenants in the employment agreement or in any other agreement between us and the executive; provided that any of the foregoing continues for a period of 20 days after the executive gives written notice to us requesting a cure.

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

2010 Director Compensation Table

The table below summarizes the compensation paid by us to non-employee directors for the fiscal year ended 2010.

Name	Fees Earned or Paid in Cash ($)	Total ($)
James S. Cownie	—	—
James M. Hoak	—	—
Wayne Kern	—	—
David J. Lundquist	—	—
David N. Walthall	—	—

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

The following table sets forth certain information regarding the beneficial ownership of our common stock as of February 21, 2011 by: (1) each of our executive officers and directors individually and (2) all of our executive officers and directors as a group. The address for each of our beneficial owners is c/o Da-Lite Screen Company, Inc., 3100 North Detroit Street, P.O. Box 137, Warsaw, Indiana 46581-0137.

Name	Shares		Percentage (1)
James S. Cownie	1,278,510	(2)	23.62%
James M. Hoak	1,750,690	(3)	32.34%
Wayne Kern	245,990	(4)	4.54%
David J. Lundquist	456,650	(5)	8.43%
David N. Walthall	307,620		5.68%
Richard E. Lundin	335,000		6.19%
Judith D. Loughran	167,000		3.08%
Jerry C. Young	75,000	(6)	1.39%

All directors and executive officers as a group (8 people)	4,616,460		85.27%

(1)	Calculated based on 5,413,815 shares outstanding and excluding all options except as to each individual under options as described in note (6) below.
(2)	Consists of (a) 1,041,510 shares held in a revocable trust for the benefit of Mr. Cownie for which he serves as trustee and (b) 237,000 shares held in a trust for the benefit of Mr. Cownie and his children for which he serves as trustee.
(3)	Consists of (a) 250,690 shares held in Mr. Hoak’s name, (b) 1,455,000 shares held by Mr. Hoak’s wife, Nancy J. Hoak and (c) 45,000 shares held in a trust for the benefit of his children for which he serves as trustee.
(4)	Consists of (a) 115,920 shares held in Mr. Kern’s name, (b) 30,590 shares held in a trust for the benefit of Mr. Kern and his children and (c) 79,920 shares held by Mr. Kern’s wife, Donna Kern, and (d) 19,560 shares held in a trust for the benefit of Mr. Kern’s wife, Donna Kern, and his children
(5)	Represents 456,650 shares held in a revocable trust for the benefit of Mr. Lundquist for which he serves as trustee.
(6)	Includes options to purchase 35,000 shares.

Equity Compensation Plan Information

The following table summarizes the number of shares of our common stock that may be issued under our equity compensation plans as of December 31, 2010.

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Equity compensation plans approved by security holders	—	—	—
Equity compensation plans not approved by security holders	173,597	$17.49	—

Total	173,597	$17.49	—

Item 13.	Certain Relationships and Related Transactions.

None.

Item 14.	Principal Accountant Fees and Services.

The following table sets forth the aggregate fees for services related to the years ended December 31, 2010 and January 1, 2010 provided by Deloitte & Touche LLP, our principal accountants for such years.

	December 31, 2010	January 1, 2010
Audit fees (a)	$185,000	$259,000
Audit related fees (b)	0	230,125
Audit related fees (c)	21,500	21,500
Tax fees (d)	68,000	60,000

(a)	Audit fees represent fees billed for professional services rendered for the audit of our annual financial statements and review of quarterly financial statements and audit services provided in connection with other statutory or regulatory filings.
(b)	Audit Related fees represent fees billed for internal control readiness.
(c)	Audit Related fees represent fees billed for assurance services related to the audit of our employee benefit plans.
(d)	Tax fees represent fees billed for services principally consisting of tax advisory and preparation services

Our audit committee has adopted a policy which provides that our Independent Registered Public Accounting Firm may provide certain non-audit services which do not impair the auditors’ independence. In that regard, our audit committee must pre-approve all audit services provided to us as well as non-audit services provided to us by our Independent Registered Public Accounting Firm. This policy is administered by our senior corporate financial management which reports throughout the year to our audit committee. Our audit committee pre-approved all audit and non-audit services provided by Deloitte & Touche LLP in 2010 and 2009.

PART IV

Item 15.	Exhibits and Financial Statement Schedules

The following documents are filed as a part of this report:

(a)(1)	Financial Statements:

Report of Independent Registered Public Accounting Firm

Consolidated Balance Sheets as of December 31, 2010 and January 1, 2010

Consolidated Statements of Operations for the Years Ended December 31, 2010, January 1, 2010 and December 26, 2008

Consolidated Statements of Shareholders’ Deficit and Comprehensive Income for the Years Ended December 31, 2010, January 1, 2010 and December 26, 2008

Consolidated Statements of Cash Flows for the Years Ended December 31, 2010, January 1, 2010 and December 26, 2008

Notes to Consolidated Financial Statements

(a)(2) Financial Statement Schedules:

All schedules are omitted since the required information is not required, not applicable or because the information required is included in the consolidated financial statements or notes thereto.

(a)(3) Exhibits required by Item 601 of Regulation S-K:

Exhibit No.	Description
3.1	Second Amended and Restated Articles of Incorporation of Da-Lite Screen Company, Inc. (incorporated by reference to Exhibit 3.1 to the Periodic Report on Form 8-K dated, July 8, 2010).

3.2	Amended and Restated By-Laws of Da-Lite Screen Company, Inc. (incorporated by reference to Exhibit 3.2 to the Registrant’s Registration Statement on Form S-4, File No. 333-116673).

4.1	Indenture dated as of May 18, 2004 between Da-Lite Screen Company, Inc. and Wilmington Trust Company (incorporated by reference to Exhibit 4.1 to the Registrant’s Registration Statement on Form S-4, File No. 333-116673).

4.2	Form of Exchange Note of 9 1/2% Senior Notes due 2011 (incorporated by reference to Exhibit 4.2 to the Registrant’s Registration Statement on Form S-4, File No. 333-116673).

4.3	Indenture dated as of March 24, 2010 between Da-Lite Screen Company, Inc. and Wilmington Trust Company (incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K dated March 24, 2010).

4.4	Registration Rights agreement between Da-Lite Screen Company, Inc. and Morgan Stanley & Co. Incorporated, dated March 24, 2010 (incorporated by reference to Exhibit 4.2 to the Registrant’s Current Report on Form 8-K dated March 24, 2010).

4.5	Form of Exchange Note of the 12 1/2% Senior Notes due 2015 (included in Exhibit 4.3 hereof).

10.1*	Amended and Restated Da-Lite Screen Company, Inc. 1999 Stock Option Plan (incorporated by reference to Exhibit 10.1 to the Registrant’s Registration Statement on Form S-4, File No. 333-116673).

10.2*	Employment Agreement dated as of April 5, 2004 between Da-Lite Screen Company, Inc. and Richard E. Lundin (incorporated by reference to Exhibit 10.2 to the Registrant’s Registration Statement on Form S-4, File No. 333-116673).

10.3*	Employment Agreement dated as of April 5, 2004 between Da-Lite Screen Company, Inc. and Judith D. Loughran (incorporated by reference to Exhibit 10.3 to the Registrant’s Registration Statement on Form S-4, File No. 333-116673).

10.4*	Employment Agreement dated as of April 5, 2004 between Da-Lite Screen Company, Inc. and Jerry C. Young (incorporated by reference to Exhibit 10.4 to the Registrant’s Registration Statement on Form S-4, File No. 333-116673).

10.5*	Employment Agreement Amendment dated as of August 28, 2006 between Da-Lite Screen Company, Inc. and Richard E. Lundin (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K dated September 1, 2006).

10.6*	Employment Agreement Amendment dated as of August 28, 2006 between Da-Lite Screen Company, Inc. and Judith D. Loughran (incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K dated September 1, 2006).

10.7*	Employment Agreement Amendment dated as of August 28, 2006 between Da-Lite Screen Company, Inc. and Jerry C. Young (incorporated by reference to Exhibit 10.3 to the Registrant’s Current Report on Form 8-K dated September 1, 2006).

10.8	Business Loan Agreement between the Da-Lite Screen Company, Inc. and Lake City Bank dated March 26, 2010 (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K dated April 20, 2010).

10.9	Amended and Restated Shareholders Agreement dated May 18, 2010 among Da-Lite Screen Company, Inc. and the persons listed on the signature pages thereto (incorporated by reference to Exhibit 10.8 to the registrant’s Amendment No. 2 to the Registration Statement on Form S-4, File No. 333-166941).

10.10	Da-Lite Screen Company, Inc. 2010 Stock Option Plan (incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q dated August 3, 2010).

10.11	Form of Option Award Agreement (incorporated by reference to Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q dated August 3, 2010).

10.12	Employment Agreement Amendment dated as of July 30, 2010 between Da-Lite Screen Company, Inc and Richard E. Lundin (incorporated by reference to Exhibit 10.3 to the Registrant’s Current Report on Form 8-K dated August 3, 2010).

10.13	Employment Agreement Amendment dated as of July 30, 2010 between Da-Lite Screen Company, Inc. and Judith D. Loughran (incorporated by reference to Exhibit 10.4 to the Registrant’s Current Report on Form 8-K dated August 3, 2010).

10.14	Employment Agreement Amendment dated as of July 30, 2010 between Da-Lite Screen Company, Inc. and Jerry C. Young (incorporated by reference to Exhibit 10.5 to the Registrant’s Current Report on Form 8-K dated August 3, 2010).

14	Code of ethics (incorporated by reference to Exhibit 14 to Registrant’s Annual Report on Form 10-K dated February 26, 2009).

21	Subsidiaries of Da-Lite Screen Company, Inc.

31.1	Certification of CEO pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of CFO pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of CEO pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of CFO pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	Indicates management contract or compensatory plan or arrangement.

(b)	Exhibits: The Exhibits required by Item 601 of Regulation S-K are reflected above in Section (a)(3) of this Item.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DA-LITE SCREEN COMPANY, INC.
(Registrant)

By:	/s/ Jerry C. Young
Jerry C. Young
Vice President—Finance and Chief Financial Officer

Date: February 22, 2011

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Richard E. Lundin	Chairman, President and Chief Executive Officer	February 22, 2011
Richard E. Lundin

/s/ Jerry C. Young	Vice President—Finance and Chief Financial Officer	February 22, 2011
Jerry C. Young

/s/ James M. Hoak	Lead Director	February 22, 2011
James M. Hoak

/s/ James S. Cownie	Director	February 22, 2011
James S. Cownie

/s/ Wayne Kern	Director	February 22, 2011
Wayne Kern

/s/ David J. Lundquist	Director	February 22, 2011
David J. Lundquist

/s/ David N. Walthall	Director	February 22, 2011
David N. Walthall

EXHIBIT INDEX

The following documents are filed as a part of this report:

(a)(1)	Financial Statements:

Reports of Independent Registered Public Accounting Firm

Consolidated Balance Sheets as of December 31, 2010 and January 1, 2010

Consolidated Statements of Operations for the Years Ended December 31, 2010, January 1, 2010 and December 26, 2008

Consolidated Statements of Shareholders’ Deficit and Comprehensive Income for the Years Ended December 31, 2010, January 1, 2010 and December 26, 2008

Consolidated Statements of Cash Flows for the Years Ended December 31, 2010, January 1, 2010 and December 26, 2008

Notes to Consolidated Financial Statements

(a)(2) Financial Statement Schedules:

All schedules are omitted as they are not required, are not applicable or because the information required is included in the consolidated financial statements or notes thereto.

(a)(3) Exhibits required by Item 601 of Regulation S-K:

Exhibit No.	Description

3.1	Second Amended and Restated Articles of Incorporation of Da-Lite Screen Company, Inc. (incorporated by reference to Exhibit 3.1 to the Periodic Report Form 8-K dated July 8, 2010).

3.2	Amended and Restated By-Laws of Da-Lite Screen Company, Inc. (incorporated by reference to Exhibit 3.2 to the Registrant’s Registration Statement on Form S-4, File No. 333-116673).

4.1	Indenture dated as of May 18, 2004 between Da-Lite Screen Company, Inc. and Wilmington Trust Company (incorporated by reference to Exhibit 4.1 to the Registrant’s Registration Statement on Form S-4, File No. 333-116673).

4.2	Form of Exchange Note of 9 1/2% Senior Notes due 2011 (incorporated by reference to Exhibit 4.2 to the Registrant’s Registration Statement on Form S-4, File No. 333-116673).

4.3	Indenture dated as of March 24, 2010 between Da-Lite Screen Company, Inc. and Wilmington Trust Company (incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K dated March 24, 2010).

4.4	Registration Rights agreement between Da-Lite Screen Company, Inc. and Morgan Stanley & Co. Incorporated, dated March 24, 2010 (incorporated by reference to Exhibit

4.2 to the Registrant’s Current Report on Form 8-K dated March 24, 2010).

4.5	Form of Exchange Note of the 12 1/2% Senior Notes due 2015 (included in Exhibit 4.3 hereof).

10.1*	Amended and Restated Da-Lite Screen Company, Inc. 1999 Stock Option Plan (incorporated by reference to Exhibit 10.1 to the Registrant’s Registration Statement on Form S-4, File No. 333-116673).

10.2*	Employment Agreement dated as of April 5, 2004 between Da-Lite Screen Company, Inc. and Richard E. Lundin (incorporated by reference to Exhibit 10.2 to the Registrant’s Registration Statement on Form S-4, File No. 333-116673).

10.3*	Employment Agreement dated as of April 5, 2004 between Da-Lite Screen Company, Inc. and Judith D. Loughran (incorporated by reference to Exhibit 10.3 to the Registrant’s Registration Statement on Form S-4, File No. 333-116673).

10.4*	Employment Agreement dated as of April 5, 2004 between Da-Lite Screen Company, Inc. and Jerry C. Young (incorporated by reference to Exhibit 10.4 to the Registrant’s Registration Statement on Form S-4, File No. 333-116673).

10.5*	Employment Agreement Amendment dated as of August 28, 2006 between Da-Lite Screen Company, Inc. and Richard E. Lundin (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K dated September 1, 2006).

10.6*	Employment Agreement Amendment dated as of August 28, 2006 between Da-Lite Screen Company, Inc. and Judith D. Loughran (incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K dated September 1, 2006).

10.7*	Employment Agreement Amendment dated as of August 28, 2006 between Da-Lite Screen Company, Inc. and Jerry C. Young (incorporated by reference to Exhibit 10.3 to the Registrant’s Current Report on Form 8-K dated September 1, 2006).

10.8	Business Loan Agreement between the Da-Lite Screen Company, Inc. and Lake City Bank dated March 26, 2010 (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K dated April 20, 2010).

10.9	Amended and Restated Shareholders Agreement dated May 18, 2010 among Da-Lite Screen Company, Inc. and the persons listed on the signature pages thereto (incorporated by reference to Exhibit 10.8 to the registrant’s Amendment No. 2 to the Registration Statement on Form S-4, File No. 333-166941).

10.10	Da-Lite Screen Company, Inc. 2010 Stock Option Plan (incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q dated August 3, 2010).

10.11	Form of Option Award Agreement (incorporated by reference to Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q dated August 3, 2010).

10.12	Employment Agreement Amendment dated as of July 30, 2010 between Da-Lite Screen Company, Inc and Richard E. Lundin (incorporated by reference to Exhibit 10.3 to the Registrant’s Current Report on Form 8-K dated August 3, 2010).

10.13	Employment Agreement Amendment dated as of July 30, 2010 between Da-Lite Screen Company, Inc. and Judith D. Loughran (incorporated by reference to Exhibit 10.4 to the Registrant’s Current Report on Form 8-K dated August 3, 2010).

10.14	Employment Agreement Amendment dated as of July 30, 2010 between Da-Lite Screen Company, Inc. and Jerry C. Young (incorporated by reference to Exhibit 10.5 to the Registrant’s Current Report on Form 8-K dated August 3, 2010).

14	Code of ethics (incorporated by reference to Exhibit 14 to Registrant’s Annual Report on Form 10-K dated February 26, 2009).

21	Subsidiaries of Da-Lite Screen Company, Inc.

31.1	Certification of CEO pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of CFO pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of CEO pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of CFO pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	Indicates management contract or compensatory plan or arrangement.

(b)	Exhibits: The Exhibits required by Item 601 of Regulation S-K are reflected above in Section (a)(3) of this Item.

Registrant hereby agrees to furnish to the Securities and Exchange Commission a copy of any agreement under which any long term debt is issued or outstanding.