Form 10-Q
period 2011-04-01
DA-LITE SCREEN CO INC
filed 2011-05-16
CIK 881665

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 1, 2011

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

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☐    No  ☐

As of May 16, 2011, there were 5,413,815 shares of the registrant’s common stock outstanding (all of which are privately owned and are not traded on any public market).

i

PART I

FINANCIAL INFORMATION

Item 1.	Condensed Consolidated Financial Statements.

DA-LITE SCREEN COMPANY, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(Dollars in thousands, except share and par value amounts)

	(Unaudited) As of April 1, 2011	As of December 31, 2010
Assets
Current Assets:
Cash and cash equivalents	$1,408	$1,175
Accounts receivable, less allowance for doubtful accounts	14,991	15,462
Inventories	8,839	8,683
Prepaid expenses and other	2,375	2,190
Prepaid income taxes	280	218

Total current assets	27,893	27,728

Property, plant and equipment	61,143	59,969
Less accumulated depreciation	46,694	45,497

Net property, plant, and equipment	14,449	14,472

Goodwill	20,440	20,440
Other assets, net	3,226	3,253

	$66,008	$65,893

Liabilities and Stockholders’ Deficit
Current liabilities:
Accounts payable	$2,627	$2,778
Accrued expenses
Interest	—	2,945
Vacation	1,337	1,249
Other	2,810	3,414

Total accrued expenses	4,147	7,608

Total current liabilities	6,774	10,386
Long-term debt	92,214	92,089

Total liabilities	98,988	102,475

Commitments and contingencies (Note 8)

Stockholders’ deficit:
Common stock, $.001 par value. Authorized 10,000,000 shares; issued 5,413,815 shares at April 1, 2011	5	5
Additional paid-in capital	2,366	2,352
Accumulated deficit	(39,338)	(42,270)
Accumulated other comprehensive income	3,988	3,332
Less treasury stock, 30 shares at April 1, 2011 and December 31, 2010 at cost	(1)	(1)

Total stockholders’ deficit	(32,980)	(36,582)

	$66,008	$65,893

See accompanying notes to condensed consolidated financial statements.

DA-LITE SCREEN COMPANY, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Dollars in thousands, unaudited)

	13 Weeks Ended April 1, 2011	13 Weeks Ended April 2, 2010

Net sales	$32,888	$31,282
Cost of sales	20,258	19,308

Gross profit	12,630	11,974
Selling, general, and administrative expenses	4,536	4,676

Operating income	8,094	7,298

Other expense (income):
Interest	3,277	2,909
Miscellaneous, net	(58)	1,043

Total other expense	3,219	3,952

Income before income taxes	4,875	3,346
Income tax expense (benefit)	16	(62)

Net income	$4,859	$3,408

See accompanying notes to condensed consolidated financial statements.

DA-LITE SCREEN COMPANY, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Dollars in thousands, unaudited)

	13 weeks Ended April 1, 2011	13 weeks Ended April 2, 2010
Cash flows from operating activities:
Net income	$4,859	$3,408
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	694	719
Amortization and write-off of debt issuance costs	183	215
Accretion of original issue discount on senior notes due 2015	125	—
Change in:
Accounts receivable	(935)	(1,272)
Inventories	(45)	172
Prepaid expenses and other	(215)	(820)
Accounts payable	1,348	70
Accrued expenses	(3,510)	620
Other	(155)	—

Net cash provided by operating activities	2,349	3,112

Cash flows from investing activities:
Purchase of property, plant and equipment	(179)	(264)

Net cash used in investing activities	(179)	(264)

Cash flows from financing activities:
Decrease in checks written in excess of bank balance	—	(890)
Proceeds from revolving credit facility	1,000	2,400
Payments on revolving credit facility	(1,000)	(4,375)
Proceeds from sale of senior notes due 2015	—	102,170
Payments to retire senior notes due 2011	—	(43,475)
Distributions to stockholders	(1,926)	(2,105)
Payment of financing costs	—	(3,396)
Exercise of common stock options	14	—

Net cash (used in) provided by financing activities	(1,912)	50,329

Effect of foreign currency exchange rate changes on cash and cash equivalents	(25)	(24)

Net change in cash and cash equivalents	233	53,153
Cash and cash equivalents at beginning of period	1,175	552

Cash and cash equivalents at end of period	$1,408	$53,705

See accompanying notes to condensed consolidated financial statements.

DA-LITE SCREEN COMPANY, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

1.	Basis of Presentation

The financial data presented herein is unaudited and should be read in conjunction with the consolidated financial statements and accompanying notes included in the annual report on Form 10-K filed by Da-Lite Screen Company, Inc. (together with all of its subsidiaries, the “Company” or “Da-Lite”) for the fiscal year ended December 31, 2010. In the opinion of management, the accompanying unaudited condensed consolidated financial statements include all of the adjustments necessary for a fair presentation of the financial position, results of operations and cash flows for the interim periods presented. Results for interim periods should not be considered indicative of results for the full year.

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

The Company operates on a 52/53-week fiscal year ending on the last Friday of December. The first quarters of 2011 and 2010 were 13-week periods, respectively. The Company’s 2011 fiscal year will be a 52-week year and its 2010 fiscal year consisted of 52 weeks.

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

Goodwill

Goodwill represents the excess of purchase price over the fair value of identifiable net assets acquired. The Company applies the provisions of ASC 350 “Intangibles-Goodwill and Other”, and management tests goodwill for impairment to determine whether its carrying value exceeds its implied fair value at least annually or more frequently if events or circumstances indicate that the carrying amount of goodwill may be impaired. The Company has three reporting units (Da-Lite US, Procolor S.A.S, and Projecta BV) of which only Da-Lite US has goodwill as of April 1, 2011 and December 31, 2010. The Company’s annual impairment testing date is the last day of the fiscal year.

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

Disclosures About Fair Value of Financial Instruments

Financial instruments are described as cash or contractual obligations or rights to pay or receive cash. The fair value of certain financial instruments approximates the carrying value because of the short-term maturity of these instruments. The estimated fair value of the 12 1/2% Senior Notes due 2015 was $105.6 million at April 1, 2011. See Note 9, Subsequent Events, for information on the Company’s tender offer, consent solicitation and subsequent repurchase of $94.15 million of the 12 1/2% Senior Notes.

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

In the Indenture related to the 12 1/2% Senior Notes, the Company agreed to covenants that limit it and its restricted subsidiaries’ (i.e., Projecta B.V., Procolor S.A.S.) ability, among other things, to: (a) incur additional debt and issue preferred stock, (b) pay dividends, acquire shares of capital stock, make payments on subordinated debt or make investments, (c) place limitations on distributions from restricted subsidiaries, (d) issue or sell capital stock of restricted subsidiaries, (e) issue guarantees, (f) sell or exchange assets, (g) enter into transactions with stockholders and affiliates, (h) create liens and (i) effect mergers. In addition, if a change of control occurs, each holder of Notes will have the right to require the Company to repurchase all or part of the holder’s Notes at a price equal to 101% of their principal amount, plus any accrued interest to the date of purchase. The Company was in compliance with all covenants at April 1, 2011. See Note 9, Subsequent Events, for information on the Company’s tender offer, consent solicitation and subsequent amendment of the Indenture.

On September 2, 2010, the Company repurchased $10.8 million of the outstanding $105.0 million principal amount of its 12 1/2% Senior Notes from the open market for an aggregate purchase price of $11.0 million plus accrued interest. The Company retired these Notes and wrote-off the original issuance discount and the deferred financing cost related to the repurchase, and recognized a loss on the premium paid to repurchase the notes. See Note 9, Subsequent Events, for information on the Company’s tender offer, consent solicitation and subsequent repurchase of $94.15 million of the 12 1/2% Senior Notes.

On March 26, 2010, the Company entered into a two-year arrangement for an unsecured revolving credit facility, with maximum possible borrowings equal to $19.5 million, with Lake City Bank (the “Bank”). Under the agreement, borrowings from the revolving credit facility are not due until May 1, 2012. As part of this agreement, Lake City Bank may demand full payment at any time. When borrowings have taken place, the Company has paid down on the line as funds have become available. As the Company intends to repay the revolving line of credit as funds become available, the line of credit has been classified as short term. Interest on any outstanding borrowings related to the line of credit is calculated at the prime rate, subject to an interest rate floor of 4.00%. As the prime rate is below the floor, the interest rate in effect as of April 1, 2011 was 4.00%. As of April 1, 2011, there was no outstanding balance under this facility.

The Company’s Dutch subsidiary, Projecta, has an overdraft line of credit with maximum possible borrowings equal to 1.5 million Euros. Projecta’s agreement with ABN AMRO Bank has no fixed expiration date. Interest on outstanding borrowings in Europe related to Projecta’s overdraft line of credit is calculated at the ABN AMRO Bank Basic Rate plus 1.50%, the sum of which was 5.70% on April 1, 2011. At April 1, 2011, Projecta had no outstanding balance with ABN AMRO Bank under this credit facility.

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

The stock option activity and weighted average exercise prices follow:

	Option Shares	Weighted Average Exercise Price	Option Exercisable	Weighted Average Exercise Price

Outstanding December 31, 2010	173,597	$17.49	173,597	$17.49
Exercised	(792)	17.62	(792)	17.62
Canceled	(3,000)	17.62	(3,000)	17.62

Outstanding April 1, 2011	169,805	$17.49	169,805	$17.49

The aggregate intrinsic value of exercisable shares at April 1, 2011 was less than $0.1 million with a weighted average contractual term of 3.9 years.

5.	Inventories

The Company accounts for its inventory at the lower of cost or market using the first-in, first-out (FIFO) method. Inventory is comprised of the following (in thousands):

	April 1, 2011	December 31, 2010
Raw materials	$6,292	$6,293
Work in progress	935	863
Finished goods	1,612	1,527

	$8,839	$8,683

6.	Accumulated Other Comprehensive Income

The only component of accumulated other comprehensive income as of April 1, 2011 and December 31, 2010 was for cumulative foreign exchange translation adjustments.

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

The following table presents financial information by segment for the periods stated (in thousands):

For the period ended:	13 Weeks Ended April 1, 2011	13 Weeks Ended April 2, 2010
Net sales:
United States	$28,094	$25,899
Europe	4,794	5,383

Total net sales	$32,888	$31,282

Operating income (loss):
United States	$8,085	$7,469
Europe	9	(171)

Total operating income	$8,094	$7,298

As of:	April 1, 2011	December 31, 2010
Total assets
United States	$52,582	$52,868
Europe	13,426	13,025

Total assets	$66,008	$65,893

8.	Commitments and Contingencies

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

Change in Control

On March 30, 2011, the Company entered into an Agreement and Plan of Merger (the “Merger Agreement”) with Milestone Holding Corporation (“Buyer”), a Delaware corporation, and the other parties named in the Merger Agreement. Pursuant to the Merger Agreement, on April 15, 2011, the Company became a wholly owned subsidiary of Buyer, which resulted in a change in control of the Company.

Repurchase of 12 1/2% Senior Notes

On April 18, 2011, the Company commenced a cash tender offer for any and all of its outstanding 12 1/2% Senior Notes and a solicitation of consents to certain proposed amendments to the Indenture governing the 12 1/2% Senior Notes to eliminate substantially all of the restrictive covenants and certain event of default provisions in the Indenture.

Upon expiration of the consent solicitation on April 29, 2011, holders of $94.15 million of the 12 1/2% Senior Notes had validly tendered and delivered consents, and such notes were repurchased by the Company on May 4, 2011 at an aggregate purchase price of $112.76 million, representing $1,186.25 for each $1,000 principal amount (which includes a consent payment of $30.00 per $1,000 principal amount), plus accrued and unpaid interest. The Company financed such repurchase through an equity investment made by Buyer.

As a result of the consent solicitation and tender offer, on May 2, 2011, the Company entered into a supplemental indenture with the trustee under the Indenture governing the terms of the 12 1/2% Senior Notes, which had the effect of removing substantially all of the restrictive covenants contained in the Indenture, eliminating certain events of default contained therein and modifying certain other provisions thereof. Immediately following the repurchase of the 12 1/2% Senior Notes pursuant to the tender offer, only $100,000 aggregate principal amount of such notes remains outstanding.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Forward Looking Statements

This quarterly report on Form 10-Q contains certain statements that may be deemed to be forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. All statements, other than statements of historical facts, included in this report are forward-looking statements. When used in this report, the words “may,” “will,” “should,” “would,” “anticipate,” “estimate,” “expect,” “plan,” “believe,” “predict,” “potential,” “intend,” and similar expressions are intended to identify forward-looking statements. Forward-looking statements are subject to risks and uncertainties that could cause actual results to differ materially from those projected. These risks and uncertainties include, but are not limited to, changes in sales or industry trends, changes in economic conditions, competition, retention of senior management and other key personnel, availability of materials or components, ability to make continued product innovations, casualty or work stoppages at the Company’s facilities, adverse results of lawsuits against the Company and currency exchange rates, the availability of financing and other factors described under Item 1A in the Company’s Annual Report on Form 10-K for the year ended December 31, 2010. Forward-looking statements are based on assumptions and assessments made by the Company’s management in light of their experience and their perception of historical trends, current conditions, expected future developments and other factors they believe to be appropriate. Readers of this report are cautioned not to place undue reliance on these forward-looking statements, as there can be no assurance that these forward-looking statements will prove to be accurate. The Company’s actual results could differ materially from those currently anticipated and discussed in the forward-looking statements as a result of risks and uncertainties described under Item 1A in the Company’s Annual Report on Form 10-K for the year ended December 31, 2010. Management undertakes no obligation to update any forward-looking statements. This cautionary statement is applicable to all forward-looking statements contained in this report.

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

Critical Accounting Policies

There were no changes in the thirteen week period ended April 1, 2011 to the application of critical accounting policies and estimates as described in our Annual Report on Form 10-K for the year ended December 31, 2010.

Recent Accounting Pronouncements

There were various accounting standards and interpretations issued recently, none of which are expected to have a material impact on the company’s financial position, operations or cash flows.

Results of Operations

Thirteen Weeks Ended April 1, 2011, Compared with Thirteen Weeks Ended April 2, 2010

Net Sales. Net sales were $32.9 million for the 13 weeks ended April 1, 2011, as compared to $31.3 million for the 13 weeks ended April 2, 2010, an increase of $1.6 million or 5.1%. Net sales by the Company’s United States (U.S.) operations increased 8.5%. In the U.S., electric screen sales increased $2.2 million and portable screen sales increased $0.7 million. Wall screen sales decreased $0.5 million and the sales of other products decreased $0.2 million from 2010 levels. Sales benefited from an improvement in economic activity during the first quarter including the Hospitality, Business/IT and Housing Markets. Net sales from the Company’s European subsidiaries decreased 10.9%. Sales in Europe were lower due mostly to a volume change of $0.5 million.

Cost of Sales. Cost of sales was $20.3 million for the 13 weeks ended April 1, 2011, as compared to $19.3 million for the 13 weeks ended April 2, 2010, an increase of $1.0 million, or 5.2%. As a percentage of net sales, the cost of sales represented 61.6% in the 13 weeks ended April 1, 2011 and 61.7% for the 13 weeks ended April 2, 2010. This constitutes a 0.1 percentage point increase in margins. This overall increase resulted primarily from the decrease in material cost in the U.S. facilities and increased adoption of lean manufacturing techniques.

Selling, General and Administrative Expenses. Selling, general and administrative expenses were $4.5 million for the 13 weeks ended April 1, 2011, as compared to $4.7 million for the 13 weeks ended April 2, 2010. Selling, general and administrative expenses at our U.S. facilities increased $0.2 million while European operations decreased $0.4 million.

Interest. Interest expense totaled $3.3 million for the 13 weeks ended April 1, 2011, as compared to $2.9 million for the 13 weeks ended April 2, 2010, an increase of $0.4 million. The increase was primarily due to the changes in rates as a result of refinancing the 9 1/2% Senior Notes with 12 1/2% Senior Notes.

Miscellaneous, net. Miscellaneous, net was income of $0.1 million for the 13 weeks ended April 1, 2011, as compared to $1.0 million in expense for the 13 weeks ended April 2, 2010. The $1.1 million decrease in expense was primarily due to a repurchase of debt at a premium in the 2010 period.

Income Taxes. As a subchapter S corporation for United States tax purposes, the Company is generally not subject to United States federal and state income taxation. Rather, the Company’s income, gains, losses, deductions and credits flow through to its stockholders, and the Company makes distributions to them to meet their tax obligations at an assumed maximum federal and state tax rate (based on the state with the highest tax rate in which any of the Company’s stockholders reside). This assumed rate was 40.4% for the 13 weeks ended April 1, 2011 and for the 13 weeks ended April 2, 2010. The Company pays foreign income taxes on the earnings of its European subsidiaries.

Net Income. As a result of the aforementioned factors, net income increased $1.5 million to $4.9 million for the 13 weeks ended April 1, 2011, compared to $3.4 million for the 13 weeks ended April 2, 2010.

Liquidity and Capital Resources

The Company expects to be able to fund its working capital requirements, interest expense, and capital expenditures with cash generated from operations, although there can be no assurances in this regard.

The Company issued $105 million 12 1/2% Senior Notes during the first quarter of 2010. These notes were issued with an original issue discount at a price of 97.305% and this debt was recorded at the discounted amount of $102.2 million. The discount is being accreted over the life of these notes as interest expense.

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

The 12 1/2% Senior Notes in the amount of $94.15 million were purchased on May 4, 2011 pursuant to a tender offer and consent solicitation for the 12 1/2% Senior Notes. See “Note 9 Subsequent Events”.

Management believes the principal indicators of the Company’s liquidity are its cash position (total cash and cash equivalents), remaining availability under its bank credit facilities and its excess working capital. At April 1, 2011 the Company’s cash position was $1.4 million, an increase of $0.2 million from December 31, 2010. Additionally, the Company has an unsecured revolving credit facility, with maximum possible borrowings equal to $19.5 million, which expires in April 2012. As part of this agreement, Lake City Bank may demand full payment at any time. When borrowings have taken place, the Company has paid down on the line as funds have become available. As the Company intends to repay the revolving line of credit as funds become available, the line of credit has been classified as short term. Interest on any outstanding borrowings related to this line of credit is calculated at the prime rate, subject to a floor of 4.00%. As the prime rate is below the floor, the interest rate in effect as of April 1, 2011 was 4.00%. At April 1, 2011, the Company had no outstanding balance under this line of credit. Da-Lite’s working capital position increased to $21.1 million (including $1.4 million of total cash and cash equivalents) at April 1, 2011, from $17.3 million (including $1.2 million of total cash and cash equivalents) at December 31, 2010.

The Company’s Dutch subsidiary, Projecta, has an overdraft line of credit, with maximum possible borrowings equal to 1.5 million Euros. Projecta’s agreement with ABN AMRO Bank has no fixed expiration date. Interest on outstanding borrowings in Europe related to Projecta’s overdraft line of credit is calculated at the ABN AMRO Bank Basic Rate plus 1.50%, the sum of which was 5.70% on April 1, 2011. At April 1, 2011, Projecta had no outstanding balances under this credit facility.

Cash Flows

For the 13 weeks ended April 1, 2011, cash provided by operating activities was $2.3 million, as compared to $3.1 million for the 13 weeks ended April 2, 2010, a decrease of $0.8 million or 25.8%, that resulted primarily from the change in working capital for the 13 weeks ended April 1, 2011 compared to the 13 weeks ended April 2, 2010.

Cash used in investing activities was $0.2 million for the 13 weeks ended April 1, 2011, as compared to $0.3 million for the 13 weeks ended April 2, 2010 due to a reduction in capital expenditures. Cash used in financing activities was $1.9 million during the 13 weeks ended April 1, 2011, as compared to $50.3 million received for the 13 weeks ended April 2, 2010. The decrease in financing activities in 2011 was due to the first quarter 2010 issuance of $102.2 million of the 12 1/2% Senior Notes and $2.4 million in proceeds on the revolving credit facility; offset by the repurchase of the $43.5 million of the 9 1/2% Senior Notes, payments on the revolving credit facility of $4.4 million, and $3.4 million in payments of financing costs on the 12 1/2% Senior Notes.

Capital Expenditures

Capital expenditures were $0.2 million for the thirteen weeks ended April 1, 2011 compared to $0.3 million for the thirteen weeks ended April 2, 2010. The Company’s management currently expects to spend approximately $1.2 million on capital expenditures in 2011, using cash generated from operations.

Contractual Obligations

The following table sets forth, as of April 1, 2011, certain of the Company’s contractual obligations:

	Payments due by period
Contractual Obligations	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
	(in millions)
Interest and principal payments for senior debt	$141.4	$5.9	$23.6	$111.9	—
Self-insurance letter of credit	0.4	0.4	—	—	—

Total	$141.8	$6.3	$23.6	$111.9	—

Distributions

As a subchapter S corporation under the Internal Revenue Code of 1986, Da-Lite is not subject to U.S. federal income taxes. Instead, such taxes are payable by Da-Lite’s stockholders. Distributions are made by Da-Lite to its stockholders to pay estimated taxes relating to taxable income allocated to them by the Company on a quarterly basis. Tax related distributions were $1.9 million and $2.1 million for the 13 weeks ended April 1, 2011 and the 13 weeks ended April 2, 2010, respectively.

The Company did not pay any regular distribution to its stockholders during 2010, and there were no regular distributions to its stockholders through April 1, 2011.

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

The Company’s sales are not materially dependent on a single customer or a small group of customers. No one individual customer balance represented more than 5.2% of the Company’s total outstanding receivables as of April 1, 2011. Credit risk associated with the Company’s receivables is representative of the geographic, industry and customer diversity associated with the Company’s global business.

The Company also maintains credit controls for evaluating and granting customer credit. As a result, the Company may require that customers provide some type of financial guarantee in certain circumstances.

Foreign Currency Risk

Da-Lite routinely uses forward exchange contracts to economically hedge raw material purchases from vendors outside of the country of purchase.

Interest Rate Risk

The Company has two credit facilities available for general corporate purposes that are subject to variable interest rates. Interest related to any outstanding balances on the Company’s $19.5 million revolving credit facility in the U.S. is calculated at 4.00% on April 1, 2011. At April 1, 2011, the Company had no outstanding balance on this revolving credit facility. Interest on outstanding borrowings in Europe, related to Projecta’s overdraft line of credit, is calculated at the ABN AMRO Basic Rate plus 1.50%, the sum of which was 5.70% on April 1, 2011. At April 1, 2011, Projecta had no outstanding balance with ABN AMRO Bank.

At April 1, 2011, the Company had $94.3 million in fixed-rate long-term debt outstanding from the 12 1/2% Senior Notes. There is no interest rate risk associated with the Company’s fixed rate debt. The fair market value of the fixed-rate debt (based on discounted cash flows reflecting borrowing rates currently available for debt with similar terms and maturities) varies with fluctuations in interest rates. A 10% decrease in interest rates on the value of the 12 1/2% Senior Notes due in 2015 would have changed the fair market value of the fixed-rate debt to approximately $109.7 million from the fair value of approximately $105.6 million at April 1, 2011. Note that financial instruments are described as cash or contractual obligations or rights to pay or receive cash. The fair value of all other financial instruments approximates the carrying value because of the short-term maturity of these instruments.

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

Changes in Internal Control

There were no significant changes with respect to the Company’s internal control over financial reporting or in other factors that materially affected, or are reasonably likely to materially affect, internal control over financial reporting during the quarter ended April 1, 2011.

PART II

OTHER INFORMATION

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

During the 13 weeks ended April 1, 2011, employees of the Company in total, exercised options to purchase 792 shares of common stock at an aggregate purchase price of $14,000. These transactions were exempt from registration pursuant to, among other things, Section 4(2) of the Securities Act of 1933, as amended, and Regulation D promulgated under this Act.

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

Date: May 16, 2011

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